Form 10-Q
period 1996-07-31
AMERICAN CRAFT BREWING INTERNATIONAL LTD
filed 1996-10-24
CIK 1014061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant  to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended July 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ________ to ________

                         Commission File Number 1-12119

                  AMERICAN CRAFT BREWING INTERNATIONAL LIMITED
             (Exact name of registrant as specified in its charter)

            Bermuda                                   72-123940
--------------------------------          --------------------------------------
State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

    One Galleria Boulevard, Metairie, Louisiana                        70001
-----------------------------------------------------              -------------
      (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (504) 849-2739

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes_____     No X

                  Number of shares of common stock outstanding
                        at September 16, 1996: 3,696,876

                  AMERICAN CRAFT BREWING INTERNATIONAL LIMITED

                                    FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.      Financial Statements (unaudited):

             Consolidated Balance Sheets -
                    July 31, 1996 and October 31, 1995

             Consolidated  Statements of Operations -
                    Three and nine months ended July 31, 1996 and 1995

             Consolidated  Statements  of Cash Flows -
                     Nine months ended July 31, 1996 and 1995

             Notes to Consolidated Financial Statements (unaudited)

ITEM 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

PART II      OTHER INFORMATION

ITEM 4.      Submission of Matters to a Vote of Security Holders

ITEM 6.      Exhibits and Reports on Form 8-K

SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts expressed in United States Dollars)

                                                           JULY 31,       OCTOBER 31,
                                                             1996             1995
                                                         -----------      -----------
                                                         (UNAUDITED)       (AUDITED)
ASSETS
Current assets:
   Cash                                                   $   57,433       $  102,248
   Accounts receivable, less allowance
     for doubtful accounts of $1,766 and $556                 82,720           21,680
   Inventories                                                31,268           22,922
   Other current assets                                       24,362              391
     Total current assets                                    195,783          147,241
                                                          ----------       ----------
Rental, utility & other deposits                              35,749           35,174
Deferred tax assets                                           61,925           49,096
Equipment & capital leases, net                              656,385          634,767
Deferred stock issuance costs                                593,174             --
                                                          ----------       ----------
   Total assets                                           $1,543,016       $  866,278
                                                          ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Long-term bank loan, current portion                   $  452,000       $  113,000
   Capital lease obligations, current portion                 12,858           13,284
   Accrued liabilities                                       419,720           39,294
   Bridge notes                                              370,000             --
   Shareholders' loans                                        65,000           85,638
                                                          ----------       ----------
     Total current liabilities                             1,319,578          251,216
Long-term bank loan                                             --            395,500
Capital lease obligations                                     21,223           30,221
                                                          ----------       ----------
     Total liabilities                                     1,340,801          676,937
                                                          ----------       ----------
Commitments
Shareholders' equity:
   Preferred stock, $0.01 par, 500,000 shares
     authorized, none issued                                    --                --
   Common stock, $0.01 par and $0.13 par, 10,000,000
     shares and 11,000 shares authorized, 2,000,000
     and 5,000 shares issued and outstanding,                 20,000              645
     respectively
   Additional paid-in capital                                535,032             --
   Subscription monies received in advance                      --            437,156
   Accumulated deficit                                      (352,817)        (248,460)
                                                          ----------       ----------
     Total shareholders' equity                              202,215          189,341
                                                          ----------       ----------
     Total liabilities and shareholders' equity           $1,543,016       $  866,278
                                                          ==========       ==========


The accompanying notes are an integral part of these financial statements.

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts expressed in United States Dollars)
                                   (Unaudited)

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 ---------------------     ---------------------
                                                 JULY 31,     JULY 31,     JULY 31,     JULY 31,
                                                   1996         1995         1996         1995
                                                 --------     --------     --------     --------
Net Sales                                         $110,954     $  6,755     $355,707     $  6,755
Cost of Sales                                       31,692        8,845       74,747        8,845
                                                 ---------    ---------    ---------    ---------
Gross profit                                        79,262       (2,090)     280,960       (2,090)
Selling, general and administrative expenses       153,932      184,415      361,026      281,457
Interest expense, net                               11,178       13,865       36,086       15,644
Other expenses, net                                    146        1,128        1,034        1,128
                                                 ---------    ---------    ---------    ---------
Loss before income taxes                           (85,994)    (201,498)    (117,186)    (300,319)
Income tax benefit                                   7,682       33,248       12,829       49,553
                                                 ---------    ---------    ---------    ---------
Net loss                                         ($ 78,312)   ($168,250)   ($104,357)   ($250,766)
                                                 =========    =========    =========    =========
Net loss per common share                           ($0.04)      $(0.08)      ($0.05)      ($0.12)
                                                 =========    =========    =========    =========
Weighted average number of shares outstanding    2,071,422    2,071,422    2,071,422    2,071,422
                                                 =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.







          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Amounts expressed in United States Dollars)
                                   (Unaudited)


                                                                          Nine Months Ended
                                                                  ---------------------------------
                                                                  July 31,                 July 31,
                                                                    1996                    1995
                                                                    ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      ($104,357)              ($250,766)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation                                                  48,335                   3,739
       Deferred income taxes                                        (12,829)                (49,553)
       Increase in operating assets:
             Accounts receivable, net                               (61,040)                 (3,155)
             Inventories                                             (8,346)                (36,451)
             Other current assets                                   (23,971)                   (457)
             Rental, utility and other deposits                        (575)                (25,741)
       Increase in operating liabilities:
             Accrued liabilities                                     41,287                  25,450
                                                                  ---------               ---------
       Net cash used in operating activities                       (121,496)               (336,934)
                                                                  ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                           (69,953)               (467,866)
                                                                  ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank loan                                            -                    565,000
    Repayment of bank loan                                          (56,500)                   -
    Repayment of capital lease obligations                           (9,424)                 (4,067)
    Proceeds from bridge notes                                      370,000                    -
    Proceeds from shareholders' loans                                  -                     37,893
    Repayment of shareholders' loans                                (20,638)                   -
    Proceeds from issuance of stock                                 117,231                   8,345
    Stock issuance costs                                           (254,035)                   -
                                                                  ---------               ---------
        Net cash provided by financing activities                   146,634                 607,171
                                                                  ---------               ---------
Decrease in cash                                                    (44,815)               (197,629)
Cash at beginning of period                                         102,248                 197,752
                                                                  ---------               ---------
 Cash at end of period                                              $57,433                    $123
                                                                  =========               =========
SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS:
    Interest                                                        $36,421              $    1,407
                                                                  =========              ==========

The accompanying notes are an integral part of these financial statements.

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (Amounts expressed in United States Dollars)
                                   (Unaudited)

1.      Basis for Preparation of the Consolidated Financial Statements

        The consolidated financial statements have been prepared by American Craft Brewing International Limited ("AmBrew International") and its subsidiaries (collectively, the "Company"), without audit, with the exception of the October 31, 1995 consolidated balance sheet. The financial statements include consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods have been made.

        These financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended October 31, 1995, and the footnotes thereto included in the Company's Form S-1 as filed with the Securities and Exchange Commission on September 10, 1996, as supplemented by the prospectus, dated as of September 11, 1996, filed by the Company pursuant to Rule 424(b) of Regulation C of the Securities and Exchange Commission's rules and regulations (the "Form S-1").

2.      Basis of Presentation

        The consolidated balance sheet as of October 31, 1995, the consolidated statements of operations for the three-month and nine-month periods ended July 31, 1995, and the consolidated statement of cash flows for the nine months ended July 31, 1995 incorporate the financial statements of the South China Brewery (as defined in the Form S-1). The consolidated financial statements as of and for the periods ended July 31, 1996 incorporate the financial statements of AmBrew International (previously Craft, as defined in the Form S-1) and the South China Brewery.

3.      Net Loss per Common Share

        Net loss per common share is computed by dividing net loss by 2,071,422, the weighted average common shares outstanding during the periods, on the basis that the Share Exchange, the Share Split and the Merger (each as defined in the Form S-1) had been consummated prior to the periods presented, plus 71,422 shares which represent the effect, using the treasury stock method, of shares issued to the holders of the Bridge Notes (as defined in the Form S-1) assuming such issuance had been made prior to the periods presented.

4.      Inventories

                                                   JULY 31,        OCTOBER 31,
                                                     1996              1995
                                               -----------------  --------------
                                                  (UNAUDITED)       (AUDITED)
Raw materials                                      $24,462           $16,682
Work-in-process and finished goods                   6,806             6,240
                                                   -------           -------
                                                   $31,268           $22,922
                                                   =======           =======

5.      Shareholders' Equity

        As of July 31, 1996, the common stock recorded in the consolidated balance sheet represents the common stock of the Company as of that date giving effect to the Share Exchange, Share Split and Merger. As of October 31, 1995, the common stock recorded in the consolidated balance sheet represents the common stock of the subsidiaries of the Company as of that date.

        The Board of Directors is authorized, without further stockholder approval, to issue up to 500,000 shares of "blank check" preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted or imposed upon unissued shares of preferred stock and to fix the number of shares constituting any series and designations of such series.

6.      Stock Option Plan

        On July 18, 1996, the Stock Option Plan was adopted by the Company's Board of Directors and approved by its shareholders. The Company has reserved 300,000 authorized but unissued shares of common stock for issuance under the plan. Under the terms of the Stock Option Plan, a committee of the Board of Directors may grant options to eligible individuals that will allow the holders of the options to purchase shares of common stock at the fair market value on the date the options are granted.

7.      Subsequent Events

        Subsequent to July 31, 1996, the following events took place:

        a. On September 16, 1996, the Company completed an initial public offering of 1,580,000 shares of its common stock and 1,580,000 redeemable common stock purchase warrants at initial public offering prices of $5.50 and $0.10, respectively. The net proceeds from this offering, after underwriters' discounts and commissions and other expenses, were $7,590,285. At July 31, 1996, deferred stock issuance costs of $593,174 were recorded as a long-term asset in the accompanying consolidated balance sheet. An additional $110,234 of such costs were incurred subsequent to July 31, 1996. The proceeds to be recorded as an increase to shareholders' equity will be net of these amounts. A portion of the proceeds were used to retire $120,000 principal amount of Bridge Notes, $452,000 principal amount of the bank loan, $65,000 principal of the shareholder's loan from BPW (as defined in the Form S-1) and various stock issuance costs, all as reflected in the unaudited pro forma condensed consolidated balance sheet in
Note 8. In addition, 116,876 shares of common stock and 116,876 redeemable common stock purchase warrants were issued to the Bridge Note holders.

        b. On September 16, 1996, the 158,000 Representative's Warrants (as defined in the Form S-1) were sold to the Representative (as defined in the Form S-1) for nominal consideration. These warrants allow the holder to purchase from the Company up to 158,000 shares of common stock and/or 158,000 warrants. The Representative's Warrants are not exercisable until September 16, 1997.

        c. On September 17, 1996, the Company made a non-refundable deposit of $200,000 for the purchase of twenty brew systems.

8.      Pro Forma Consolidated Financial Statements (Unaudited)

        The following unaudited pro forma consolidated financial statements have been prepared on the basis described below. The unaudited pro forma condensed consolidated balance sheet as of July 31, 1996, has been prepared to give effect to the following events as if such events had occurred on July 31, 1996: (i) the aforementioned subsequent event a, (ii) the repayment of the Company's bank loan of $452,000 and the shareholder's loan from BPW of $65,000, (iii) the repayment of $120,000 principal amount of Bridge Notes and the issuance of common stock and Bridge Warrants (as defined in the Form S-1) to the holder of such Bridge Notes, (iv) the conversion of $250,000 principal amount of Bridge Notes into common stock and the issuance of Bridge Warrants to the holders of such Bridge Notes and (v) the payment of $339,139 of accrued stock issuance costs. The unaudited pro forma consolidated statement of operations for the nine months ended July 31, 1996, has been prepared to give effect to the following events as if such events had occurred on November 1, 1995: (i) the aforementioned subsequent event a, (ii) the accrual of salary payable to the Company's Executive Vice President, Chief Operating Officer and Secretary at an annual rate of $72,000 as if such salary had become payable on and after November 1, 1995, and (iii) the elimination of interest expense payable for the period in respect of the bank loan and shareholder's loan as if such loans had been repaid on November 1, 1995.

        The pro forma condensed financial statements are unaudited and have been prepared using the historical financial statements of the Company, and are qualified entirely by reference to, and should be read in conjunction with, such historical financial statements. The pro forma financial statements are provided for informational and comparative purposes only. The pro forma adjustments are based on available financial information and certain estimates and assumptions. The pro forma financial statements do not purport to be indicative of the results of operations and financial position of the Company had such transactions in fact occurred on November 1, 1995 or July 31, 1996, respectively, or during the period presented or during any future period.

Unaudited pro forma condensed balance sheet as of July 31, 1996:

                                                        PRO FORMA
                                         ACTUAL        ADJUSTMENTS             PRO FORMA
                                     --------------  ---------------        ---------------
Total current assets                   $  195,783       $7,480,051    (1)     $6,699,695
                                                          (517,000)   (2)


                                                       PRO FORMA
                                         ACTUAL       ADJUSTMENTS             PRO FORMA
                                      ------------   --------------        --------------
                                                          (120,000)   (3)
                                                          (339,139)   (4)
Total assets                           $1,543,016       $7,480,051    (1)     $7,453,754
                                                          (517,000)   (2)
                                                          (120,000)   (3)
                                                          (339,139)   (4)
                                                          (593,174)   (5)
Total current liabilities              $1,319,578        $(517,000)   (2)        $93,439
                                                          (120,000)   (3)
                                                          (250,000)   (6)
                                                          (339,139)   (4)
Total liabilities                      $1,340,801        $(517,000)   (2)       $114,662
                                                          (120,000)   (3)
                                                          (250,000)   (6)
                                                          (339,139)   (4)
Total shareholders' equity               $202,215       $7,480,051    (1)     $7,339,092
                                                           250,000    (6)
                                                          (593,174)   (5)
                                                           265,000    (7)
                                                          (265,000)   (7)

Unaudited pro forma statement of operations for the nine months ended July 31, 1996:

                                                  PRO FORMA
                                     ACTUAL      ADJUSTMENTS           PRO FORMA
                                  ------------  --------------       --------------
Net sales                           $  355,707                         $  355,707
Cost of sales                           74,747                             74,747
                                    ----------                         ----------
   Gross profit                        280,960                            280,960
Selling, general and
   administrative expenses             361,026         44,300   (8)       405,326
Interest expense, net                   36,086        265,000   (7)       266,036
                                                      (35,050)  (9)
Other expenses, net                      1,034                              1,034
                                    ----------                         ----------
   Loss before income taxes           (117,186)                          (391,436)
Income tax benefit                      12,829         (2,893)  (9)         9,936
                                    ----------                         ----------
   Net loss                         $ (104,357)                       $  (381,500)
                                    ==========                        ===========
Net loss per common share               $(0.05)                            $(0.10)
                                    ==========                        ===========
Weighted average number



                                                  PRO FORMA
                                     ACTUAL      ADJUSTMENTS           PRO FORMA
                                  ------------  --------------       --------------
   of shares outstanding             2,071,422                          3,696,876 (10)
                                     =========                          =========


Notes to unaudited pro forma financial statements:

(1) Represents the proceeds from the initial public offering of 1,580,000 shares of the Company's common stock and 1,580,000 redeemable common stock purchase warrants, net of underwriting discounts and commissions and offering expenses, and net of stock issuance costs incurred by the Company subsequent to July 31, 1996.

(2) Represents the repayment of the bank loan of $452,000 and the shareholder's loan from BPW of $65,000 with the proceeds of the initial public offering.

(3) Represents the repayment of $120,000 principal amount of the Bridge Notes with the proceeds of the initial public offering.

(4) Represents the payment of accrued stock issuance costs with the proceeds of the initial public offering.

(5) Represents the charging of deferred stock issuance costs against the proceeds of the initial public offering.

(6) Represents the conversion of $250,000 principal amount of the Bridge Notes into shares of common stock.

(7) Represents the recognition of a non-recurring, non-cash interest expense of $265,000 representing the original issue discount relating to the Bridge Notes.

(8) Represents the additional salary expense payable to the Company's Executive Vice President, Chief Operating Officer and Secretary at an annual rate of $72,000.

(9) Represents elimination of interest expense as a result of the repayment of the bank loan and shareholder's loan from BPW.

(10) The pro forma weighted average shares outstanding includes the weighted average shares outstanding during the period, as if the Share Exchange, Share Split and Merger had been consummated at November 1, 1995, and the 1,580,000 shares issued in the initial public offering and the 116,876 shares issued in connection with the satisfaction of the Bridge Notes, as if those issuances occurred on November 1, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

               Unless otherwise  indicated,  the following  discussion addresses the financial condition and results of the Company's Hong Kong brewing and distribution subsidiaries, South China Brewing Company Limited ("South China") and SCBC Distribution Company Limited ("SCBC"), respectively. On May 31, 1996, the stockholders of South China and SCBC exchanged substantially all of the issued and outstanding shares of South China and SCBC for 23,750 shares of capital stock of Craft Brewing Holdings Limited, a British Virgin Islands Company ("Craft"), in a transaction accounted for as a reorganization of companies under common control in a manner similar to a pooling of interests. On July 30, 1996, Craft amalgamated into AmBrew International in a transaction accounted for as a pooling of interests. The officers and directors of AmBrew International remained in office after the amalgamation. South China and SCBC are collectively referred to as the South China Brewery. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements. In addition, the period-to-period presentation set forth under "--Results of Operations" will not necessarily be indicative of future results and future net losses can be expected as increased expenses are incurred in connection with the establishment of expansion breweries that the Company proposes to establish and operate, either through wholly-owned subsidiaries or through majority-owned or otherwise Company-controlled joint venture arrangements with strategic local partners.

               With the exception of historical information, the matters discussed herein are "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995. Such forward looking statements are subject to risks, uncertainties and other factors which could differ materially from future results implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to, the Company's ability to establish and operate additional breweries on a timely basis, increased acceptance by consumers of the Company's brands and development by the Company of new brands of beer and the Company's ability to finance any additional capital expenditures once the proceeds of its recent initial public offering of securities (the "Offering") have been committed.

RESULTS OF OPERATIONS

               The South China Brewery commenced operations in June 1995 and has not experienced a full fiscal year of operations. The first sales of the South China Brewery's products occurred in July 1995. For comparison purposes, the following presentation compares the nine months ended October 31, 1995 with the nine months ended July 31, 1996. The following table sets forth for the periods indicated certain line items from the South China Brewery's combined and the Company's consolidated statements of operations expressed as a percentage of net sales for each of the nine months ended October 31, 1995 and July 31, 1996, respectively:

                                                                       NINE MONTHS ENDED
                                                               --------------------------------
                                                               October 31,             July 31,
                                                                   1995                   1996
                                                               -----------             --------
Net Sales                                                       100.0%                 100.0%
Cost of Sales                                                    61.2%                  21.0%
Gross Profit                                                     38.8%                  79.0%
Selling, general & administrative expenses                      410.7%                 101.5%
Operating loss                                                  371.9%                  22.5%

Interest expense, net                                            31.5%                  10.1%
Net loss                                                        339.8%                  29.3%



               Net Sales. For the nine months ended October 31, 1995 and July 31, 1996, the South China Brewery had net sales of $63,707 and $355,707, respectively. The growth in sales resulted from an increased awareness of and acceptance by consumers of the South China Brewery's brands Dragon's Back India Pale Ale and Crooked Island Ale, the first micro-brewed beers produced and sold in Hong Kong. In addition, in September 1995, the South China Brewery entered into contracts for the brewing and supply of custom brewed ales for consumption in two Hong Kong pubs. Both of these contracts expired in September 1996. The Company has renewed one of the contracts and is in the process of negotiating renewal of the second contract. Custom brew sales have accounted for 70% of all of the South China Brewery's sales for the nine months ending July 31, 1996 though the Company expects that sales of the South China Brewery's brands will continue to increase relative to its custom brew sales.

               The South China Brewery had net sales of $110,954 for the three months ended July 31, 1996. Third quarter sales declined from levels experienced in the first two quarters due to the temporary closure for renovation of one of the South China Brewery's Hong Kong pub customers and to seasonally lower volumes during the Hong Kong summer months, as well as other factors.

               Cost of Sales. The South China Brewery's cost of sales for the nine months ended October 31, 1995 and July 31, 1996 was $38,960 and $74,747, respectively. The improvement in gross profit percentage was due to the lower cost of kegged products relative to bottled products, as the South China Brewery has increased sales of kegged products during the nine months ended July 31, 1996, and to more efficient use of brewery equipment.

               Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended October 31, 1995 and July 31, 1996 were $261,653 and $361,026, respectively. This increase in expenses was in part due to increased salary expense which increased during the nine months ended July 31, 1996 over the nine months ended October 31, 1995 by $49,382 due to the fact that the South China Brewery did not commence operations until June 1995 and the hiring of an office manager and an additional sales representative. The Company's selling, general and administrative expenses, including salary, marketing and other operational expenses, will increase as the proposed expansion breweries are established.

               Results for the three months ended July 31, 1996, reflect additional advertising and marketing costs relating mainly to the promotion of a new brand, Stonecutter's Lager.

               Net Interest Expense. Net interest expense for the nine months ended October 31, 1995 and July 31, 1996 was $20,093 and $36,086, respectively. The Company's net interest expense should decrease in the future as approximately $637,000 of the proceeds of the Offering was utilized to retire certain notes issued by the Company.

LIQUIDITY AND CAPITAL RESOURCES

               At July 31, 1996, the Company had total current assets of $195,783, consisting of $57,433 in cash on hand, $82,720 in accounts receivable, net, $31,268 in inventories, and $24,362 in other current assets. Substantially all of the South China Brewery's sales are made to a small number of customers on an open account basis and generally no collateral is required. At July 31, 1996, the South China Brewery's five largest accounts receivable accounted for 81% of its total accounts receivable as of such date.

               At  July  31,  1996,   the  Company  had  total   liabilities  of
$1,340,801, of which $1,319,578 were current liabilities, and a working capital deficit of $1,123,795.

               At July 31, 1996, the South China Brewery had fixed capital lease obligations of $34,081 relating to its delivery vehicles: $12,858 due during the year ended July 31, 1997, $12,858 due during the year ended July 31, 1998 and $8,365 due during the year ended July 31, 1999. At July 31, 1996, the South China Brewery had $13,865 in operating lease commitments over the two year period ending July 31, 1998 relating to its warehouse and brewery facility.

               During May 1996, the predecessor of the Company issued $370,000 principal of convertible notes bearing an interest rate of 12% per annum to certain investors in Hong Kong and Singapore and maturing September 1, 1997 (the "Bridge Notes"). Pursuant to the terms of the Bridge Notes, the holders of $250,000 principal amount of these Notes converted the principal amount and accrued interest on such notes into an aggregate of 94,255 shares of Common Stock, par value $0.01 per share (the "Common Stock") upon the consummation of the Offering. The holder of the remaining $120,000 principal amount of Bridge Notes was repaid the entire principal amount plus interest of $5,193.42 and received 22,621 shares of Common Stock. The Bridge Note holders received an aggregate of 116,876 warrants entitling them to purchase, in the aggregate, up to 116,876 shares of Common Stock, commencing March 11, 1997 and terminating March 11, 2002, at $8.25 per share.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

               (a) At the first annual general meeting of the Company on June 5, 1996, the following resolutions were adopted by the affirmative vote of 1,200,000 shares, par value $0.01 per share, of the Company, such shares constituting all of the issued and outstanding shares of capital stock of the Company on such date:

               (i) that the Bye-Laws, in the form filed hereto as Exhibit 3.2, were approved;

               (ii) that the number of directors of the Company be not less than two nor more than ten;

               (iii) that the following directors be elected until the second annual general meeting of the Company or until their respective successors are elected or appointed:

                             Pierre William Harriston Bordeaux
                             Federico G. Cabo Alvarez
                             David K. Haines
                             Norman H. Brown, Jr.
                             John F. Beaudette
                             Wyndam H. Carver
                             Joseph Heid
                             John D. Campbell
                             Tonesan Amissah-Furbert;

               (iv) that the Board of Directors be authorized to fill any vacancy on the Board as and when it deems fit;

               (v) that Arthur Andersen & Co. be appointed auditors of the Company to hold office until the close of the second annual general meeting;

               (vi) that the 1,200,000 shares, par value $0.01 per share, originally issued at the provisional directors' meeting held on June 5, 1996 be classified as shares of common stock; and

               (vii) that the authorized share capital of the Company be increased from $12,000,000 to $ 105,000,000 by the creation of 8,800,000 shares of Common Stock, and 500,000 shares of preferred stock, par value $0.01 per share.

               (b) On July 18, 1996, the sole stockholder of the Company, Mr. Bordeaux, executed a written consent approving the Company's 1996 Stock Option Plan in the form filed hereto as Exhibit 10.1.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits:

        2.1 -    Plan  and  Agreement  of  Amalgamation  between  Craft  and the
                 Company.*

        3.1 - Memorandum of Amalgamation of the Company (incorporated by reference to Exhibit 3.1 of the Company's registration statement on Form S-1 (file no. 333-6033) (the "Registration Statement").

        3.2 -    Bye-Laws of the Company  (incorporated  by reference to Exhibit
                 3.2 of the Registration Statement).

        4.1 - Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement).

        4.2 - Warrant Agreement between the Company, National Securities Corporation ("National Securities") and the Bank of New York (including form of Redeemable Common Stock Purchase Warrant).*

        4.3 - Representative's Warrant Agreement between the Company and National Securities (including form of Representative's Warrant) (incorporated by reference to Exhibit 4.3 of the Registration Statement).*

        10.1 -   1996  Stock  Option  Plan  of  the  Company   (incorporated  by
                 reference to Exhibit 10.1 of the Registration Statement).

        10.2 - Agreement of Lease between Ping Ping Investment Company Limited ("Ping Ping") and South China dated as of December 12, 1994 (incorporated by reference to Exhibit 10.2 of the Registration Statement).

        10.3 - Agreement of Lease between Ping Ping and South China dated as of May 1, 1995 (incorporated by reference to Exhibit 10.3 of the Registration Statement).

        10.4 - Management Agreement and Performance Guaranty between South China and Lunar Holdings Limited dated as of April 1, 1995 (incorporated by reference to Exhibit 10.4 of the Registration Statement).

        10.5 - Distributors Limited Brewing Contract between South China and DaBeers Distributors Limited ("DaBeers") dated as of September 23, 1995 (incorporated by reference to Exhibit 10.5 of the Registration Statement).

        10.6 - Brewing Agreement between South China and Delaney's (Wanchai) Limited dated as of September 20, 1995 (incorporated by reference to Exhibit 10.6 of the Registration Statement).

        10.7 - Employment Agreement, dated as of June 14, 1996, between the Company and James L. Ake.*

        10.8 - Employment Agreement, dated as of April 27, 1995, between Edward Cruise Miller and South China (incorporated by reference to Exhibit 10.12 of the Registration Statement).

        10.9 - Ratification and Exchange Agreement, dated May 31, 1996, by and among South China, SCBC, Craft and each of the persons listed on the signature page hereto.*

        10.10 - Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and Mark Youds.*

        10.11 - Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and John Arvanitis.*

        10.12 - Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and Mark Gallagher.*

        10.13 - Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and Harry Allen Friedberg.*

        10.14 - Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and Micro Brew Systems Co., Ltd.*

        10.15 - Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and Noah Schaffer.*

        10.16 - Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and Long-Term Partners Ltd.*

        10.17 - Forms of Bridge Financing Convertible Notes (including forms of Bridge Financing Warrants attached thereto) (incorporated by reference to Exhibit 10.11 of the Registration Statement).

        10.18 - Novation Agreement, dated as of October 3, 1996, among SCBC, DaBeer and Iconic America Limited ("Iconic").*

        10.19 - Brewing Agreement, dated as of October 3, 1996, between SCBC and Iconic.*

        27.0  -  Financial Data Schedule.*

        *filed herewith

   (b)  Reports on Form 8-K:

    None


                            STATEMENT OF DIFFERENCE
                      Section mark is expressed as.... 'ss'

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AMERICAN CRAFT BREWING
                                                INTERNATIONAL LIMITED

Date:   October 24, 1996                        /s/ James L. Ake
                                                ----------------
                                                James L. Ake
                                                Executive Vice President,
                                                Chief Operating Officer
                                                and Secretary (principal
                                                executive and financial officer)