Form 10-K405
period 1996-10-31
AMERICAN CRAFT BREWING INTERNATIONAL LTD
filed 1997-01-29
CIK 1014061

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended October 31, 1996
                         Commission File Number 1-12119

                  AMERICAN CRAFT BREWING INTERNATIONAL LIMITED

        (Exact Name of Registration business as Specified in Its Charter)

             Bermuda                                  72-1323940
 (Jurisdiction of incorporation)        (I.R.S. Employer Identification Number)

          ONE GALLERIA BOULEVARD, SUITE 1714, METAIRIE, LOUISIANA 70001 (Address, including zip code, of Principal Executive Offices)

                                 (504) 849-2739
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             COMMON STOCK:                     REDEEMABLE COMMON STOCK
             Boston Stock Exchange             PURCHASE WARRANTS:
                                               Boston Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

           Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---      ---

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. |X|

           The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 1996, based on the closing price on that date of $2.375 on the Nasdaq SmallCap Market was $4,262,830.50.*

           The number of shares outstanding of the registrant's common stock as of January 21, 1996 was 3,696,876.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions  of  the  registrant's   Proxy  Statement  relating  to  the
Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

* The aggregate market value of the voting stock held by non-affiliates was estimated by excluding only those shares held by directors, officers and principal shareholders filing Schedules 13D and/or 13G.

================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL. American Craft Brewing International Ltd. ("AmBrew International", or "the Company") owns and operates the South China Brewery (the "South China Brewery"), Hong Kong, the first of a series of American-style micro-breweries the Company intends to establish in selected locations in the Pacific Rim,
Europe and Mexico. The South China Brewery produces fresh, high-quality, preservative-free, hand-crafted beers using state-of-the-art American-manufactured brewing equipment. Hand-crafted beers are distinguishable by their full flavor, which results from traditional brewing styles. The Company believes that American-style micro-brewing has growth potential in other key world markets and that the South China Brewery is a model that can be adapted to other markets.

           The American-style micro-brewery concept has developed over the past ten years into the fastest growing segment of the American beer industry. American-style micro-breweries produce less than 15,000 barrels per year of hand-crafted beers in a variety of styles. The Company believes that the growing demand for micro-brewed beers in the United States is part of a broader shift in preferences on the part of a certain segment of consumers away from mass-produced products and toward high-quality, distinctive foods and beverages. While craft beers account for less than 2% of total United States beer consumption, sales volume of these beers grew by 50% during 1995. AmBrew International believes that the demand for craft beers is not limited to the United States and is committed to the production of a variety of craft beers designed to appeal to a growing number of consumers in global markets.

           The Company's senior management has extensive experience in the international beverage alcohol industry. The Company expects to utilize its management's experience to identify new markets receptive to the American-style micro-brewery concept and to seek out strategic local partners to co-invest in new micro-breweries in such markets. The Company plans to establish and operate, either through wholly-owned subsidiaries or through majority-owned or otherwise Company-controlled joint venture arrangements with strategic local partners, a series of micro-breweries similar in concept to the South China Brewery. The Company expects that these partners will use their knowledge of local regulations and markets to facilitate the establishment and acceptance of the Company's micro-breweries and their products. In pursuing its expansion strategy, the Company will move into both markets dominated by mass-market breweries and markets in which high-quality beer producers will be the Company's primary competition. In markets where mass produced beers are sold to a broad consumer profile, AmBrew International intends to develop craft beers as locally produced premium product alternatives. In markets in which there are already a number of traditional high-quality beer producers, the Company intends to produce distinctive micro-brewed products for niche market segments.

           In December, 1996, the Company entered into a joint venture, Celtic Brew LLC, a New York limited liability company, with its Irish joint venture partner, Aidan McGuinness, to establish and operate the Dublin, Ireland expansion brewery. In January, 1997, the Company entered into a lease with Corporation Calfik, a company wholly-owned by Federico G. Cabo Alvarez, one of AmBrew International's directors and principal shareholders, to lease a 21,443 square foot facility near the Mexico-United States border at which the Company intends to operate the Tecate expansion brewery through a wholly owned subsidiary. In addition, the Company has signed a letter of intent with a Chinese restaurant group, United Restaurants of Gallery, to form a joint venture to establish and operate an expansion brewery in Shanghai. The Company has also identified the following additional locations in which it is considering establishing expansion breweries during 1997, subject to more extensive feasibility studies: Budapest, Prague, Singapore, the United Kingdom, Warsaw, Zurich and additional sites in Ireland.

           The Company has placed an order with Micro Brew Systems Co., Ltd. ("Micro Brew Systems") to purchase twenty micro-brewing systems manufactured by JV Northwest, Ltd. of Portland, Oregon ("JVNW") and has made a $200,000 non-refundable deposit to secure manufacturing space for the twenty systems, which deposit can be applied to the purchase price of any of the first ten systems after ten systems are in production. The Company has made additional down payments of $164,017 and $176,064, respectively, for the systems in production for the Dublin and Tecate expansion breweries. The Company has also entered into an agreement with Micro Brew Systems to identify and conduct
feasibility   studies  on  potential  future  sights,  and  to  act  as  project consultants.

AMERICAN-STYLE MICRO-BREWERIES AND THE BREWING INDUSTRY

           American-style micro-breweries produce small quantities of fresh, high-quality, preservative-free, hand-crafted beers. In 1995, craft brewers, both regional and micro, comprised the only growing segment of the United States beer market. According to the Association of Brewers of Boulder, Colorado, 830 new breweries have been established in the United States since 1980: 17 "regional craft breweries" (breweries producing between 15,000 and 500,000 barrels per year); 280 micro-breweries (breweries producing less than 15,000 barrels for off-premise sale); and 533 brew pubs (brewery restaurants that sell mostly on premise).

           AmBrew International believes that it can take advantage of this micro-brewery market niche opportunity by selling high-quality, hand-crafted beer in certain international markets just as United States micro-brewers have done in domestic markets. While craft beers account for less than 2% of total United States beer consumption, sales volume of these beers grew by 50% in 1995 and had a compounded annual growth rate of approximately 47% during the period from 1985 through 1995.

SOUTH CHINA BREWERY

           The Company exported the American-style micro-brewery concept by establishing the South China Brewery in Hong Kong in June 1995. The South China Brewery produces its specialty products with a state-of-the-art, company-owned brewing system using traditional brewing methods. For the year ended October 31, 1996, the South China Brewery operated at approximately 35% of brewing capacity. A head brewer and two assistants brew all of the South China Brewery's beer. With only four other employees, the South China Brewery produces, distributes and markets three full-flavored, craft beers marketed under the South China Brewery's own brand names, Crooked Island Ale, Dragon's Back India Pale Ale, and Stonecutter's Lager. The South China Brewery also custom brews ales for local Hong Kong establishments, in accordance with their individual specifications, to market under their own labels. The South China Brewery is designed to permit small and economical production runs of differentiated products to meet special tastes or other custom requirements, and for sale in niche markets.

PROPOSED EXPANSION MARKETS

           Two expansion breweries for the Dublin and Tecate sites are currently under development and manufacturing has begun at JVNW, supplier of the South China Brewery equipment, on the brewing equipment to be installed at the Dublin and the Tecate sites. The Company plans to establish and operate, either through wholly-owned subsidiaries or through majority-owned or otherwise Company-controlled joint venture arrangements with strategic local partners, a series of state-of-the-art, American-style micro-breweries. The Company is currently considering the following locations: Budapest, Prague, Shanghai,

Singapore, the United Kingdom, Warsaw, Zurich and additional sites in Ireland. AmBrew International is actively reviewing sites for additional expansion breweries the Company plans to open in 1997.

           Dublin. In December, 1996, the Company entered into a joint venture, Celtic Brew LLC, a New York limited liability company, with its Irish joint venture partner, Aidan McGuinness, to establish and operate the Dublin, Ireland expansion brewery. Mr. McGuinness is the owner of Premier Worldwide Beers (Ireland) Ltd. and Premier Worldwide Beers PLC of Croydon, England, importers and distributors of beers and other beverages in Ireland and the United Kingdom. Under the terms of the Operating Agreement, AmBrew International and Mr.
McGuinness have agreed to make initial capital contributions of $600,000 and $400,000, respectively, to the joint venture. Celtic Brew will lease a recently built 3,800 square feet facility specifically designed for the micro-brewery in Enfield, county Meath, approximately 40 miles west of Dublin on the main east-west roadway from Dublin to Galway. Celtic Brew is a prototype AmBrew
20-barrel brewery designed to have an annual capacity of 70,000 cases, to be expanded as the need arises. Additional fermentation and bright beer tanks are incorporated into the Celtic Brew facility to allow for a larger percentage of lager production. Initial packaging will be in 30 and 50 liters kegs for the draft markets both in Ireland and the United Kingdom. A bottling and labeling line will also be operating for both the domestic and export markets. Fabrication has begun on the micro-brewery system, forecast to be shipped in February, 1997. The projected start-up date for Celtic Brew LLC is March, 1997. The General Manager has been appointed and is currently working at the brewery location. Micro Brew Systems and the Company's local partner are continuing to interview candidates for the positions of Head Brew Master and all necessary ancillary staff.

           Tecate. In January, 1997, the Company entered into a five-year lease with Corporation Calfik, a company, owned by AmBrew International director Federico G. Cabo Alvarez, to lease 21,443 square feet of space in Tecate, Mexico. Tecate is located in Baja California Norte, approximately one mile from the California-Mexican border. The Tecate brewery will be wholly-owned by the Company. The leased site is large enough to allow for further expansion as the need arises. The Tecate expansion brewery will be known as Cerveceria Rio Bravo. Cerveceria Rio Bravo will have an annual brewing capacity of 200,000 cases per year, approximately three times the size of the South China Brewery prototype. Additional fermentation and bright beer tanks and brewing vessels are incorporated into the Cerveceria Rio Bravo plan to allow for the larger capacity. A kegging, bottling and labeling line will be operating for both the domestic and export market. The Company expects that the strategic location of Cerveceria Rio Bravo will provide an ideal location from which AmBrew International can distribute its products into northern Mexico and the United States. The projected start-up date for Cerveceria Rio Bravo is May, 1997.

           Shanghai. The Company has visited a prospective site for the Shanghai expansion brewery, has signed a letter of intent with a Chinese restaurant group, United Restaurants of Gallery, to form a joint venture to establish and operate this expansion brewery and has commenced work on a preliminary site layout.

           With the exception of the Tecate expansion brewery, the Company currently expects strategic local partners to invest in minority equity interests in the proposed expansion breweries. The Company expects to utilize its management's extensive experience in the international beverage alcohol industry to seek out additional strategic local partners for such co-investment purposes. Additionally, the Company intends to obtain, if possible, debt financing so that the expected aggregate equity investment in each brewery, other than Cerveceria Rio Bravo, is approximately 50% of the total capitalization. The Company believes that third party financing in conjunction with the net proceeds of the Company's initial public offering (the "Offering") will be necessary to enable the Company to establish all six of the breweries it is considering establishing in 1997.

           The Company expects to achieve economies of scale with its proposed breweries through volume discounts on equipment and ingredient purchases and reduction of brewery start-up expenses. The Company has entered into a contract with Micro Brew Systems to purchase brewing equipment manufactured by JVNW at favorable prices and terms for volume purchases. For each of the proposed breweries, the Company will conduct a feasibility study covering brewery licensing, taxation and local operating costs and will conduct a head brewer search. In addition, the Company expects to utilize its experience with the South China Brewery to speed the process from start-up to profitable operations at the proposed breweries.

           Successful  expansion  will  require  management  of various  factors associated with the construction of new facilities in geographically and politically diverse locations. Factors include site selection, local land use requirements, obtaining governmental permits and approvals, adequacy of municipal infrastructure, environmental uncertainties, possible cost estimation errors or overruns, additional financing, construction delays, weather problems and other factors, many of which are beyond the Company's control. There can be no assurance that the Company will be successful in establishing and operating additional breweries.

AMBREW USA

           In December, 1996, the Company purchased 95% of the outstanding capital stock of Atlantis Import Company Incorporated, now AmBrew USA, for approximately $100,000 plus an agreement to pay certain royalties in the future. AmBrew USA currently imports into the United States several brands of beer brewed by other producers. The Company expects to use AmBrew USA to import into the United States and distribute beer produced at its expansion breweries. AmBrew USA is scheduled to begin importing beer from the South China Brewery during the first half of 1997 and will import other expansion brewery products as they become available.

BREWING OPERATIONS

           The Company's beer is prepared from barley, grain, hops, yeast and water. Distinctive styles of beer depend upon how the barley is malted, the use of hops and the proportions of the ingredients, among other factors. The following describes the production process used at the South China Brewery. The Company intends to utilize the same type and scale of equipment at the other breweries and to generally pattern future brewery operations on the South China Brewery.

           Brewing Process. The South China Brewery's products are crafted from pale and specialty malted barley produced in Great Britain by high-quality malters. The South China Brewery acquires its hops from micro-brewery quality sources in the United States. The first step in the South China Brewery's brewing process is to crack malted barley in a roller mill (milled barley is called grist) and store it in a grist case. Hot water (called "liquor") and grist are mixed in a mash/lauter tun producing the mash. A sweet, clear liquid (called "wort") is filtered out of the mash and transferred to the kettle. The wort is brought to a rolling boil in the kettle. Some hops are added early to provide bitterness; other hops (finishing hops) are put in later to give a fine aroma. The hot wort is cooled to termination temperature (about 40(degree)F) through a heat exchanger. The cold liquor tank provides the water to cool the wort in the heat exchanger and the resulting heated water is transferred to the hot liquor tank for use in the next brew. The cooled wort is then transferred to the fermentation tanks ("unitanks"), yeast is added and fermentation begins. Fermentation is the process by which yeast transforms the sweet wort into a flavor solution containing alcohol and carbon dioxide. After fermentation, the beer is aged to develop its final smooth taste. The fermentation and aging process can last 14 days for ales and 21 days and longer for lagers.

           The conditioned product is filtered and stored in a bright beer tank where it is carbonated and then packaged. Packaged beer is stored in a
refrigerated   walk-in  cooler  and  delivered  in  refrigerated   vehicles  and
containers.

           Quality Control. The South China Brewery employs an experienced head brewer who hand crafts all of the brewery's beer. The Company will seek to employ a similarly qualified head brewer at each of the Company's proposed breweries by conducting a head brewer personnel search for each proposed brewery. The Company plans to monitor production and exercise quality control at each of its breweries. Each brewery will have equipment for on-site yeast propagation, to monitor product quality, to test products and to measure color and bitterness. The breweries will also utilize independent laboratories for further product analysis. The Company's policy is to meet the highest quality standards, with the goal of assuring the purity and safety of each of its beers. The quality of the South China Brewery product is of such a high standard that one of its specialty brew products was recognized globally. A specialty product made for Delaney's was awarded the Gold Medal Award in the English Style Special Bitter category at the World Beer Cup International Competition held in Vail, Colorado in June 1996.

           Management believes that its ability to engage in constant product innovation and its control over product quality are critical competitive advantages. Accordingly, the Company does not hire third parties to perform contract brewing of any of its products, and plans to operate its own breweries in each of the proposed initial expansion locations and at any subsequent sites. In addition, AmBrew International believes that its ownership of a number of micro-breweries will enable it to shift production among breweries giving it greater operating flexibility while reducing the risk of producing all of its products at a single location. This strategy would also permit the Company to produce its brands that achieve widespread market-acceptance at any of its proposed breweries for local consumption.

PRODUCTS

           The South China Brewery produces three styles of full-flavored craft beers using traditional brewing methods, high quality ingredients and state-of-the-art American-manufactured brewing equipment that the Company intends to replicate at each of its proposed breweries. The Company's beers are marketed on the basis of freshness and distinctive flavor profiles. The South China Brewery distributes its products in kegs and glass bottles. The bottles are freshness-dated for the benefit of consumers. For the fiscal year ended October 31, 1996, approximately 87.5% of the South China Brewery's sales were generated by sales of kegged products. For the fourth quarter, approximately 90% of the South China Brewery's sales were generated by sales of kegged products.

           Proprietary Brands. The South China Brewery produces three branded products, each with its own distinctive combination of flavor, color and clarity.

           Crooked Island Ale. The flagship brand, Crooked Island Ale, accounted for approximately 20.1% of sales during the fiscal year ended October 31, 1996 and accounted for approximately 19.6% of the Company's sales during the fourth quarter. This ale is produced from pale malted barley from Great Britain and hops from the United States. Crooked Island Ale is a light, golden ale with a fresh clean nose and crisp finish. It is brewed light, with all the flavor and uniqueness of a full-bodied ale. The Company believes that this ale's distinctive malt flavor comes from a careful balance of bittering and aroma hops. Crooked Island Ale is available in both kegs and bottles.

           Dragon's Back India Pale Ale. Brewed to reflect the essence of a traditional oak barrel British India pale ale, Dragon's Back gets its amber hue from a blend of premium British malted barley. This ale is heavily hopped maintaining all of the qualities of the quintessential cask ale. Currently, Dragon's Back is brewed for distribution only in kegs. Dragon's Back accounted for approximately 10.1% of sales for the fiscal year ended October 31, 1996 and accounted for approximately 30.2% of sales during the fourth quarter.

           Stonecutter's Lager. The third and newest proprietary product produced by the South China Brewery is the Company's number one growth product. Stonecutter's Lager is produced using only premium British malt and the highest quality European and American hops. It has a clean, refreshing flavor with just a hint of the Saaz hop used in traditional Czech pilseners. The beer's body is light with a pleasant golden hue. Stonecutter's Lager was introduced in August, 1996 and it is sold in both bottles and kegs. Stonecutter's Lager accounted for approximately 1.9% of sales for the fiscal year ended October 31, 1996 and for approximately 13.4% of sales for the fourth quarter. Sales of Stonecutter's Lager almost equaled sales of Dragon's Back India Pale Ale during November and December of 1996.

           Specialty Brewing. In addition to its branded products, the South China Brewery custom brews ales for local Hong Kong establishments, in accordance with their individual product specifications, to market under their own labels. The South China Brewery currently produces specialty brews for two customers, Iconic America, formerly known as Dabeers Distributors Limited, and Delaney's (Wanchai) Limited, owners of Delaney's Irish Pub ("Delaney's"). The Company's contracts with these customers will expire in August and September, 1997, respectively. While the Company has no reason to believe that such contracts will not be renewed, there is no assurance that either contract will be renewed or renewed on favorable terms. AmBrew International retains the proprietary rights to the recipes of its specialty brewed beers.

           For the fiscal year ended October 31, 1996, specialty brewing sales accounted for approximately 67.5% of sales. For the fourth quarter, specialty brewing sales accounted for approximately 34% of sales. Sales to Iconic America accounted for 42.9% of sales during fiscal year 1996 and 20.5% for the fourth quarter then ended. Sales to Delaney's accounted for 24.6% of sales for fiscal 1996 and 13.5% of sales for the fourth quarter then ended.

           The Company believes that continual development of new products is the hallmark of micro-breweries. In an effort to be responsive to varying consumer style and flavor preferences, the South China Brewery is continually engaged in the development and testing of new products. The South China Brewery currently has the capability of producing all the distinct styles of beer and has a single production batch size of 260 cases. The Company intends to construct the proposed breweries with similar versatility. The Company intends to expand sales by entering into additional specialty brewing arrangements with local bar, club, hotel, restaurant and airline partners in Hong Kong and in each of the locales of the proposed breweries.

BREWING FACILITIES

           The South China Brewery. The South China Brewery's brewing facility is located in Aberdeen, Hong Kong, on the south side of the island. The Company believes, based on its experience in the industry, that the South China Brewery is the first and only independent micro-brewery established outside the United States using state-of-the-art, American-made brewing equipment. The selection of this site enabled the South China Brewery to be located near its primary markets in the Hong Kong Central district and Kowloon, while not incurring the high lease costs of downtown Hong Kong. The primary operations are in a 3,600 square foot space on the second floor of a twenty-three story building. An additional 2,000 square foot storage facility for dry package goods (bottles, caps, labels) is also located in the same building. Both the brewing facility and the storage facility are leased.

           The Hong Kong 20-barrel brewery is an adaptable facility that is able to produce nine different products simultaneously. The capacity of this brewery can be increased by 50% with the addition of fermentation tanks at an installed cost of approximately $150,000. The configuration and space of the brewery allows the Company to achieve this 50% expansion with no modification to either the facility or equipment currently installed. For these reasons, the South China Brewery will serve as a prototype for the proposed breweries allowing the Company to modify the basic configuration at each location to achieve optimum brewery capacity and capability.

EQUIPMENT

           The equipment for the Company's breweries was designed and fabricated by JVNW. JVNW was established in 1981 and is considered one of the premiere fabricators of micro-brewery systems. The Company's state-of-the-art equipment allows the head brewer to control the brewing process to achieve a consistent hand-crafted, high-quality product. The Company entered into a contract with Micro Brew Systems (a distributor of JVNW brewing equipment) to purchase twenty micro-brewing systems for use in its proposed expansion breweries. The first two systems will be delivered to their respective sites in the first half of 1997.

           The prototype plant is a 20-barrel system which means that it is capable of brewing 20 barrels of product with each brewing cycle. Twenty barrels (each barrel is 31 gallons) equates to approximately 260 cases of 24 355-ml bottles or 75 30-liter kegs. Annual capacity is approximately 70,000 cases. The 10 fermentation vessels allow the plant to make different products at the same time.

           The breweries also utilize several pieces of ancillary equipment such as a boiler to make steam for heating the hot liquor and boiling in the brew kettle, a glycol refrigeration unit to provide cooling for the cold liquor tank, fermentation tanks and a bright beer tank, fixed and movable pumps to transfer the liquid, filters, soft piping, for transferring liquid to and from the fermentation tanks, and labeler, bottling equipment and kegging equipment.

SALES AND MARKETING

           The South China Brewery markets its products by educating consumers as to the distinctive qualities of its products and by emphasizing localized promotions designed to enhance the South China Brewery's word-of-mouth reputation. The Company intends to adopt sales and marketing strategies targeted for each individual local market it serves, but generally will seek to identify its products with local markets. Management believes that by locating the proposed breweries in proximity to the local markets they serve, AmBrew International will be able to enjoy distinct competitive advantages, including consumer identification with the Company's brands and enhanced familiarity with local consumer tastes. By pursuing this strategy, the Company believes that it will be able to develop its reputation and prestige as a local craft brewer, while selectively introducing new and existing products into new regional markets.

           The South China Brewery devotes considerable effort to the promotion of on-premise consumption at participating pubs and restaurants, and currently engages in limited media advertising. Among other things, the South China Brewery participates in and sponsors cultural and community events, local music and other entertainment venues, local festivals and cuisine events, and local professional sporting events in Hong Kong. The Company believes that educating retailers about the freshness and quality of its products will in turn allow retailers to assist in educating consumers. The Company considers on-premise product sampling and education to be among its most effective tools for building brand identity with consumers and establishing word-of-mouth reputation. The South China Brewery achieves additional on-premise marketing through a variety of other point-of-sale tools, such as tap handles, coasters, table tents, neon signs, banners, posters and menu guidance. The South China Brewery also markets its products through sales and giveaways of T-shirts, polo shirts, baseball hats and glasses. Sales of merchandise could develop as an independent source of revenue for the Company. In addition, the South China Brewery offers guided tours of its facility to further increase consumer awareness of its products and is considering offering tasting sessions. Plans are currently underway to expand the rolls of the guided facility tours and to make merchandising an important added marketing tool.

           The South China Brewery distributes its own products and does not use independent distributors. To expand distribution of proprietary brands, the South China Brewery has recently hired two local sales representatives. The Company is continuously reevaluating its distribution strategy for each market as its business develops.

           The Company also expects that AmBrew USA will begin to import into the United States beer produced in the expansion breweries. AmBrew USA is scheduled to begin importing beer from the South China Brewery during the first half of 1997 and will import other expansion brewery products as they become available.

COMPETITION

           Hong Kong. The beer industry is intensely competitive. While there are no other craft brewers in Hong Kong, the South China Brewery competes directly with premium import beers as well as with mass-produced beers marketed by a number of much larger producers. Some larger United States beer producers are marketing their beers in the United States as craft beers. There can be no assurance that, in the future, the Company will not face competition from mass-produced beer marketed internationally as craft beer. Similarly, the Company may face competition from brewers or other investors who wish to establish American-style micro-breweries in Hong Kong or in other areas in which the Company plans to locate breweries.

           Ireland. The Company has identified one established micro-brewery in the city of Kildare. The Company has also identified one micro-brewery under construction in Dublin. The Company believes that the established distribution network provided by the Company's local partner, Mr. Aidan McGuinness, will enable it to compete effectively in the Irish market for micro-brewed beers.

           Tecate. The Company is not aware of any other micro-breweries in the area of the Tecate expansion brewery site. The Company does not believe that the products produced by the Cerveceria Rio Bravo will be in direct competition with mass-produced Mexican beers.

SUPPLIERS

           The South China Brewery purchases all of its pale and specialty malted barley from a single British supplier and its premium-quality select hops from a single United States supplier. The South China Brewery maintains its own yeast supply. The South China Brewery purchases its case boxes, bottles and crowns each from a single supplier and maintains multiple competitive sources for its supply of labels. While the South China Brewery believes that multiple sources of supply are available for all of its ingredients and raw materials, there can be no assurance that political, economic or other factors will not limit or restrict the availability of supplies. The Company expects that future breweries will adopt similar practices for obtaining supplies.

           As with most agricultural products, the supply and price of raw materials used to produce the Company's beers can be affected by a number of factors beyond the control of the Company, such as frosts, droughts, other weather conditions, economic factors affecting growing decisions, various plant diseases and pests. If any of the foregoing were to occur, no assurance can be given that such condition would not have an adverse effect on the Company's business, financial condition and results of operation.

GOVERNMENT REGULATION

           Hong Kong Regulations. The South China Brewery was granted a brewery license pursuant to the Dutiable Commodities Ordinance and the Dutiable Commodities Regulations (Chapter 109 of the Laws of Hong Kong) which will expire on June 6, 1997. The renewal application is a simple formality and does not have to be submitted until 30 days before the current license expires. The renewal application will be submitted in a timely manner. The license is annually renewable, and there is no reason to expect that the license will not be renewed.

           The South China Brewery is required to comply with the terms and conditions of a license for the environmental discharge originating from the South China Brewery in the Western Buffer Water Control Zone of Hong Kong which has been obtained pursuant to Section 20 of the Water Pollution Control
Ordinance (Chapter 358 of the Laws of Hong Kong) which will expire on February 28, 1997. The renewal application is a simple formality and does not have to be submitted until 30 days before the current license expires. The renewal application will be submitted in a timely manner. The license is annually renewable and there is no reason to expect that the license will not be renewed.

           The South China Brewery's premises are connected, directly or indirectly, to a communal drain or a communal sewer which is vested in and maintained by the Hong Kong government, and produces trade effluent that is discharged into a communal drain or communal sewer. Accordingly the South China Brewery, in addition to a sewer charge, pays to the Hong Kong government a trade effluent surcharge under the Sewage Services Ordinance (Chapter 463 of the laws of Hong Kong).

           Other Regulations. The Company will conduct a preliminary feasibility study for each of the proposed expansion brewery locations including analyses of brewery licensing requirements and other local operating costs. In addition, the Company will seek the assistance and expertise of local joint venture partners in complying with local regulatory requirements. The Company intends to apply for any licenses required at the Tecate and Dublin sites, but no such licenses have yet been issued.

INSURANCE

           The South China Brewery maintains a public liability insurance policy (coverage limit approximately $1.3 million) to protect against damage to third party property. In addition, the South China Brewery maintains a total of $800,000 in commercial all risks coverage and approximately $390,000 of business interruption coverage. The South China Brewery also maintains employee compensation insurance as required by local law. The Company plans to purchase comparable insurance, and any additional insurance necessitated by local conditions or regulations, for each of the proposed breweries.

INTELLECTUAL PROPERTY

           The Company regards the trademarks it adopts and uses in connection with the sale of its products as having substantial value and as being an important factor in the marketing of its products. The Company's policy is to pursue registration of the trademarks it adopts and uses in connection with the sale of its products whenever possible, and to oppose vigorously any infringement of its marks. The Company has applied to register the marks CROOKED ISLAND ALE and DRAGON'S BACK INDIA PALE ALE in Hong Kong, China and Taiwan. The mark STONECUTTER'S LAGER has not been registered, but plans are underway to submit the registration application during the first quarter of 1997 for Hong
Kong, China and Taiwan. The CROOKED ISLAND ALE application was accepted for registration in Taiwan, and is pending in Hong Kong. The application was rejected in China because of its similarity to a prior registered mark; the Company has appealed this rejection which is still pending. The Company has not yet received a status report on the DRAGON'S BACK INDIA PALE ALE applications. The Company is not aware of any infringing uses of its trademarks by third parties that could materially affect its current business.

           AmBrew International has applied to register the trademark for CROOKED ISLAND ALE and plans to file an application to register the trademark for STONECUTTER'S LAGER with the United States Patent and Trademark Office.

           While  it  has  not   obtained   patents  on  its   recipes,   AmBrew
International believes that it is not standard practice in the industry to obtain such patents.

EMPLOYEES

           As of January 28, 1996, the Company and its subsidiaries have twelve full-time employees. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified marketing and managerial personnel. Each of James L. Ake, Executive Vice President and Chief Operating Officer of the Company, Steve Armstrong, Executive Vice President and General Manager of AmBrew USA and Ted Miller, Head Brewer at the South China Brewery have employment agreements. Dean McGuinness, General Manager of Celtic Brew does not currently have an employment contract. None of the Company's employees are represented by a collective bargaining agreement, nor has the South China Brewery experienced work stoppages. The South China Brewery believes that relations with its employees are satisfactory.

LEASES

           The South China Brewery leases brewing and storage space in the Vita Tower at 29 Wong Chuk Hang, Aberdeen, Hong Kong at a current monthly rent of $8,200. The leases expire in September, 1997, and April, 1998, respectively. The South China Brewery has the option to extend each of the leases six years beyond their original term at a rent to be agreed upon by the parties.

           The  Dublin  area  expansion   brewery  lease  is  undergoing   final
negotiations.

           The Tecate expansion brewery leases brewing and storage space of 21,443 square feet from Corporacion Calfik at a current monthly rent of $6,625. The lease term is five years with yearly incremental rent increases ending on September 12, 2001.

ITEM 2.     PROPERTIES

           The Company has a 20-barrel brewing system with additional ancillary systems needed to package the product located at the brewery in Hong Kong. The Company has also made a non-refundable $200,000 down payment on twenty additional brewing systems, and has made $340,081 additional down payments on two systems in production for the Dublin and Tecate expansion breweries. There are no known encumbrances on any of the Company's property.

ITEM 3.    LEGAL PROCEEDINGS

           The South China Brewery is not involved in any material pending legal proceedings and is not aware of any material legal proceedings threatened against it.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                     (a) At the first annual general meeting of the Company on June 5, 1996, the following resolutions were adopted by the affirmative vote of 1,200,000 shares, par value $0.01 per share, of the Company, such shares constituting all of the issued and outstanding shares of capital stock of the Company on such date:

                     (i) that the Bye-Laws, in the form incorporated herein by reference as Exhibit 3.2, was approved;

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

                     (vi) that the 1,200,000 shares, par value $0.01 per share, originally issued at the provisional directors' meeting held on June 5, 1996 be classified as shares of common stock; and

                     (vii) that the authorized share capital of the Company be increased from $12,000 to $105,000 by the creation of 8,800,000 shares of Common Stock, and 500,000 shares of preferred stock, par value $0.01 per share.

                     (b) On July 18, 1996, the sole stockholder of the Company, Mr. Bordeaux, executed a written consent approving the Company's 1996 Stock Option Plan in the form incorporated herein by reference as Exhibit 10.1.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company effected the Offering of Common Stock (the "Common Stock") and Redeemable Common Stock Purchase Warrants (the "Warrants") on September 11, 1996, at prices to the public of $5.50 and $0.10, respectively. Since that date, the Company's Common Stock and Warrants have traded on the Boston Stock Exchange (the "BSE") and the Nasdaq SmallCap Market ("SmallCap"). The Common Stock and Warrants trade under the symbols "BRW" and "BRWW", respectively, on the BSE and under the symbols "ABREF" and "ABRWF", respectively on SmallCap. The table below sets forth the high and low sales prices for the of the Company's Common Stock as reported on SmallCap for that portion of the fourth quarter in which the Company's stock was publicly traded:

Fiscal Year Ended October 31, 1996              High                   Low
                                                ----                   ---
                                               $5.50                  $3.375


           As of January 23,1997, there were 46 record holders of the Common Stock.

           Holders of common stock are entitled to receive such dividends as the Board of Directors may, from time to time, declare out of funds legally available for payment of dividends. To date, the Company has neither declared nor paid any dividends on the Company's common stock. The Company currently intends to retain its earnings to support operations and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

           The selected financial data for the fiscal years ended October 31, 1996 and 1995, have been derived from the consolidated financial statements included elsewhere in this filing which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is also included elsewhere in this filing. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this filing.


SUMMARY OF OPERATIONS                             1996                    1995
                                                  ----                    ----
Net sales                                       $   427,750             $    63,707
Cost of sales                                     (104,473)                (38,960)
                                                ----------              ----------
   Gross profit                                     323,277                  24,747
Selling, general and administrative
   expenses                                       (685,541)               (292,888)
Interest expense, net                             (303,408)                (17,838)
Other expenses, net                                   (283)                 (2,265)
                                                ----------              ----------
   Loss before income taxes                       (665,955)               (288,244)
Income tax benefit                                   36,405                  47,560
                                                ----------              ----------
   Net loss                                     $ (629,550)             $ (240,684)
                                                ==========              ==========
Net loss per common share                       $    (0.28)             $    (0.12)
Weighted average number of shares
outstanding(1)                                   2,232,448               2,071,422




                                                        October 31, 1996
                                                        ----------------
   BALANCE SHEET DATA:
   Total current assets                                    $6,016,226
   Total assets                                            $7,001,306
   Total current liabilities                               $  254,872
   Total long-term liabilities                             $   17,364
   Total liabilities                                       $  272,236
   Total shareholders' equity                              $6,729,070

--------
(1) The weighted average common shares outstanding during the periods were computed on the basis that the Share Exchange, the Share Split and the Merger (defined below in Item 8) had been consummated prior to the years presented. Average common equivalent shares for common stock warrants have not been included, as the computation would not be dilutive. For the year ended October 31, 1995, the effect, using the treasury stock method, of shares issued to the holders of the Bridge Notes were included in the computation assuming such issuance had been made prior to the period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

           Unless otherwise indicated, the following discussion addresses the Company's consolidated financial condition and results of operations, including the Hong Kong brewing and distribution subsidiaries, South China Brewing Company Limited ("South China") and SCBC Distribution Company Limited ("SCBC"),
respectively. On May 31, 1996, the stockholders of South China and SCBC exchanged substantially all of the issued and outstanding shares of South China and SCBC for 23,750 shares of capital stock of Craft Brewing Holdings Limited, a British Virgin Islands Company ("Craft"), in a transaction accounted for as a reorganization of companies under common control in a manner similar to a pooling of interests. On July 30, 1996, Craft amalgamated into AmBrew International in a transaction accounted for as a pooling of interests. The officers and directors of AmBrew International remained in office after the amalgamation. South China and SCBC are collectively referred to as the South China Brewery. This discussion should be read in conjunction with the Consolidated Financial Statements. In addition, the period-to-period presentation set forth under "--Results of Operations" will not necessarily be indicative of future results and future net losses can be expected as increased expenses are incurred in connection with the establishment of expansion breweries that the Company proposes to establish and operate, either through wholly-owned subsidiaries or through majority-owned or otherwise Company-controlled joint venture arrangements with strategic local partners.

           With the exception of historical information, the matters discussed herein are "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995. Such forward looking statements are subject to risks, uncertainties and other factors which could differ materially from future results implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to, the Company's ability to establish and operate additional breweries on a timely basis, increased acceptance by consumers of the Company's brands and development by the Company of new brands of beer and the Company's ability to finance any additional capital expenditures once the proceeds of the Offering have been committed.

RESULTS OF OPERATIONS

           The Company completed its first full year of operations on October 31, 1996. The Company commenced operations in June of 1995. The following table sets forth certain line items from the Company's consolidated statements of operations expressed as a percentage of net sales for the fiscal years ended October 31, 1996 and 1995. Because of the limited duration and scope of activities during fiscal 1995, the information reveals substantial change.

                                                               Twelve Months Ended
                                                  October 31, 1996            October 31, 1995
                                                  ----------------            ----------------
Net sales                                             100.0%                        100.0%
Cost of sales                                          24.4%                         61.2%
Gross profit                                           75.6%                         38.8%
Selling, general & administrative expenses            160.3%                        459.7%
Operating loss                                         84.7%                        420.9%
Interest expense, net                                  70.9%                           28%
Net loss                                              147.2%                        377.8%

           Net Sales. For the years ended October 31, 1996 and 1995 net sales were $427,750 and $63,707, respectively. The growth in net sales was due in part to increased awareness of and acceptance by consumers of the South China Brewery's products, but largely reflects the limited duration and scope of the Company's operations in fiscal 1995. The South China Brewery introduced a new proprietary brand, Stonecutter's Lager, in the third quarter of 1996, and continued to market its existing proprietary brands and custom brewed products. Sales of the South China Brewery's proprietary brands accounted for 32.5% of the Company's net sales and 67.5% of net sales were attributable to sales of custom brewed products. In September, 1995, the South China Brewery entered into contracts for the brewing and supply of custom brewed ales for consumption in two Hong Kong pubs. Both of the custom brewing agreements have been renewed and extend into 1997. The South China Brewery had net sales of $72,043 for the three months ended October 31, 1996. Despite the overall increase in net sales for the fiscal year, net sales decreased in the fourth quarter because Iconic America decreased its monthly purchases in the fourth quarter. Iconic America has not resumed its prior level of purchases. Sales to Iconic America account for 42.9% of annual net sales. For the first quarter of 1997, the Company expects that the South China Brewery will continue to experience an operating loss. The Company is actively seeking additional customers and other opportunities to increase revenues from the South China Brewery.

           Cost of Sales. The South China Brewery's cost of sales for the years ended October 31, 1996 and 1995 was $104,473, or 24.4% of sales, and $38,960, or
61.2% of sales, respectively. The decline in the cost of sales percentage is largely due to the efficiencies resulting from sales of kegged products and more efficient use of brewing equipment. Sales of kegged products represented 87.5% of sales for the year ended October 31, 1996.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for the years ended October 31, 1996 and 1995 were $685,541 and $292,888, respectively. Of the selling, general and administrative expenses for the year ended October 31, 1996, $498,815 is attributed to the South China Brewery. The balance of $186,726 is attributable to AmBrew International's corporate office expenses. Because the South China Brewery functioned at only 35% of capacity and since personnel at the brewery handle all of the brewery's general and administrative functions, the level of expense is high relative to sales. The Company's selling, general and administrative expenses, including salary, marketing, and other operational expenses, will increase as the proposed expansion breweries are established.

           Net Interest Expense. Net interest expense for the years ended October 31, 1996 and 1995 was $303,408 and $17,838, respectively. Interest expense for fiscal 1996 included a non-cash charge of $265,000 representing the original issue discount related to the repayment of the Bridge Notes. The remainder of the increase in interest expense resulted from bank loans payable and a note payable to BPW Holding LLC, a shareholder of the Company.

LIQUIDITY AND CAPITAL RESOURCES

           Effective September 11, 1996, the Company completed an initial public offering of 1,580,000 shares of common stock at $5.50 per share and 1,580,000 warrants at $0.10 per warrant generating net proceeds of $6,506,880. Additionally, the exercise of the Underwriter's over-allotment option to purchase 236,000 warrants generated net proceeds of $20,532. Prior to the Offering, the Company funded its operations and capital requirements through a combination of private sales of equity, borrowings from a shareholder and from an institutional lender supported by a guarantee and letters of credit from shareholders and cash flow from operations. Net cash used in operating activities for the years ended October 31, 1996 and 1995 was $511,708 and $297,869, respectively.

           The Company's material commitments for future capital expenditures relate primarily to the financing of the proposed expansion breweries. The Company has placed an order for twenty micro-brewery systems with Micro Brew Systems and made a $200,000 non-refundable deposit on the equipment. The Company has paid an additional down payment of $340,081 on two systems in production for the Dublin and Tecate expansion breweries. The Company used proceeds from the Offering to pay the deposit and the additional down payments. The Company is required to pay the remaining balance for each micro-brewery system to Micro Brew Systems under the terms of the contract as the equipment is completed and ready for shipment.

           At October 31, 1996, the South China Brewery had capital lease obligations of $17,179, $17,179, and $6,025, respectively, for each of the three years ending October 31, 1999 relating to its delivery vehicles. At October 31, 1996, the South China Brewery had $88,903 in operating lease commitments over the two year period ending October 31, 1998 relating to its warehouse and brewery facility. In addition, the Company has an additional operating lease commitment over the five-year period ending September 11, 2001 of $417,323 relating to its warehouse and brewery facility in Tecate. On November 20, 1996 the Company signed a lease for its Corporate office with a term of three years. Monthly lease payments are $1,957, with rent dates commencing on November 15, 1996. The Company has committed to make an initial capital contribution of $600,000 to Celtic Brew LLC, the Company's joint venture for the Dublin expansion brewery. In addition to the capital requirements to establish the expansion breweries, the Company has an annual fixed salary expense of $172,000 related to various employment agreements with its employees.

           Approximately $4,000,000 of the net proceeds from the Offering were invested by the Company in tax exempt interest-bearing accounts and approximately $1,758,447 were invested in taxable interest-bearing accounts, pending investment in the Company's operations. At January 28, 1997, approximately $4,000,000 remains invested in such accounts and the balance has been invested in operations. The Company expects to be able to finance, using its own funds, funds provided by joint venture partners and third party financing, if available, up to six expansion breweries in 1997, including the Tecate and Dublin breweries. The Company expects that it will require additional external financing in 1998 to establish additional expansion breweries and to meet working capital requirements. The Company may seek such additional financing in the form of additional equity financing or borrowed funds. The Company has not yet begun to investigate the potential availability of such additional financing whether in the form of debt or equity.

           In May 1996, Craft issued $370,000 principal amount of Bridge Notes bearing an interest rate of 12% to certain investors in Singapore and Hong Kong. Pursuant to the terms of the Bridge Notes, these investors received 116,876 shares of common stock and bridge warrants entitling such investors to purchase, in the aggregate, up to 116,876 shares of common stock commencing six months from the date thereof at 150% of the initial public offering price per Share. In connection with the Offering, and pursuant to the terms of Bridge Notes held by Long-Term Partners, Long-Term Partners was paid the sum of $125,193 representing principal and interest.

           On March 31, 1995, the South China Brewery borrowed $565,000 from Hibernia National Bank. The Hibernia Loan was evidenced by a promissory note with principal payments due on September 30, 1996 and March 31, 1997 bearing a Citibank prime plus 0.5% interest rate. Prior to the Offering, the amount due on the Hibernia Loan had been reduced to $452,000 through principal repayments by the Company. The South China Brewery borrowed $65,000 from a shareholder evidenced by a limited recourse promissory note dated March 5, 1996 due ten days after the date of the Offering bearing an interest rate of 5.5%. The Company used $452,000 and $8,569 of the net proceeds from the Offering to repay the principal and interest due, respectively, on the

Hibernia Loan. The Company also used $65,000 and $4,091, respectively, from the net proceeds of the Offering to repay the principal and accrued interest on the shareholder loan.

           The Company believes that its working capital will provide it with sufficient capital resources and liquidity to meet its foreseeable needs.

ITEM 8.    FINANCIAL STATEMENTS

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                          INDEX OF FINANCIAL STATEMENTS

                                                                                                                           PAGE
                                                                                                                           ----

Report of Independent Public Accountants..................................................................................  18

Consolidated Balance Sheets, as of October 31, 1996 and 1995..............................................................  19

Consolidated Statements of Operations for the Years Ended October 31, 1996, 1995 and 1994.................................  20

Consolidated Statements of Shareholders' Equity for the Years Ended October 31, 1996,
1995 and 1994.............................................................................................................  21

Consolidated Statements of Cash Flows for the Years Ended October 31, 1996, 1995 and 1994.................................  22

Notes to Consolidated Financial Statements................................................................................  23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To  the  Board  of  Directors  and   Shareholders   of  American  Craft  Brewing
International Limited:

           We have audited the accompanying consolidated balance sheets of American Craft Brewing International Limited (a Bermuda corporation) and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Craft Brewing International Limited and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

January 24, 1997
Houston, Texas

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                         AS OF OCTOBER 31, 1996 AND 1995
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                          1996             1995
                                                                          ----             ----
ASSETS
Current assets:
      Cash and cash equivalents                                        $ 5,780,672    $   102,248
      Accounts receivable, net of allowance for doubtful accounts of
          $1,500 and $556                                                   73,581         21,680
      Inventories                                                           35,508         22,922
      Prepaids and other current assets                                    126,465            391
                                                                       -----------    -----------
                Total current assets                                     6,016,226        147,241
Equipment and capital leases, net                                          663,830        634,767
Rental, utility and other deposits                                         235,749         35,174
Deferred tax assets                                                         85,501         49,096
                                                                       -----------    -----------
                Total assets                                           $ 7,001,306    $   866,278
                                                                       ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

      Long-term bank loan, current portion                             $    --        $   113,000
      Capital lease obligations, current portion                            12,858         13,284
      Accounts payable and accrued liabilities                             242,014         39,294
      Shareholders' loans                                                     --           85,638
                                                                       -----------    -----------
                Total current liabilities                                  254,872        251,216
Long-term bank loan, net of current portion                                   --          395,500
Capital lease obligations, net of current portion                           17,364         30,221
                                                                       -----------    -----------
                Total liabilities                                          272,236        676,937

Commitments and Contingencies

Shareholders' equity:
      Preferred stock, $0.01 par, 500,000 shares authorized,
           none issued                                                        --             --
      Common  stock, $0.01 and $0.13 par, 10,000,000 and 11,000
          shares authorized, 3,696,876 and 5,000 shares issued and
          outstanding, respectively                                         36,969            645
      Common stock warrants, 2,090,876 outstanding                         181,906           --
      Additional paid-in capital                                         7,388,205           --
      Subscription monies received in advance                                 --          437,156
      Accumulated deficit                                                 (878,010)      (248,460)
                                                                       -----------    -----------
                Total shareholders' equity                               6,729,070        189,341
                                                                       -----------    -----------
                Total liabilities and shareholders' equity             $ 7,001,306    $   866,278
                                                                       ===========    ===========



   The accompanying notes are an integral part of these financial statements.

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                                      1996                      1995                       1994
                                                                      ----                      ----                       ----
Net sales                                                          $  427,750                $   63,707                 $     ----
Cost of sales                                                        (104,473)                  (38,960)                      ----
                                                                     ---------                  -------                 ----------
     Gross profit                                                     323,277                    24,747                       ----
Selling, general and administrative expenses                         (685,541)                 (292,888)                    (9,312)
Interest expense, net                                                (303,408)                  (17,838)                      ----
Other expenses, net                                                      (283)                   (2,265)                      ----
                                                                   ----------                ----------                 ----------
     Loss before income taxes                                        (665,955)                 (288,244)                    (9,312)
Income tax benefit                                                     36,405                    47,560                      1,536
                                                                   ----------                ----------                 ----------
     Net loss                                                      $ (629,550)               $ (240,684)                $   (7,776)
                                                                   ==========                ==========                 ===========
Net loss per common share                                          $    (0.28)               $    (0.12)                $     ----
                                                                   ==========                ==========                 ===========
Weighted average number of shares outstanding                       2,232,448                 2,071,422                  2,071,422
                                                                   ==========                ==========                 ==========


   The accompanying notes are an integral part of these financial statements.

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                     Common
                                                       Common         stock          Additional    Subscription monies   Accumulated
                                                        stock        warrants      paid-in capital  received in advance   deficit
                                                   ------------    ------------    --------------- --------------------  -----------
   Balance as of August 31, 1993                    $      --       $      --       $      --        $      --        $      --
   Issuance of common stock                                   1            --              --               --               --
   Subscription monies received in advance                 --              --              --            224,119             --
   Net loss                                                --              --              --               --             (7,776)
                                                    -----------     -----------     -----------      -----------      -----------
   Balance as of October 31, 1994                             1            --              --            224,119           (7,776)
   Issuance of common stock                                 644            --              --               --               --
   Subscription monies received in advance                 --              --              --            213,037             --
   Net loss                                                --              --              --               --           (240,684)
                                                    -----------     -----------     -----------      -----------      -----------
   Balance as of October 31, 1995                           645            --              --            437,156         (248,460)
   Subscription monies received in advance                 --              --              --            117,659             --
   Issuance of common stock and capitalization of
        subscription monies received                         13            --           554,802         (554,815)            --
   Effect of the Share Exchange and the Share
        Split  (See Note 1)                              19,342            --           (19,342)            --               --
   Issuance of common stock, net of initial public
        offering expenses                                15,800            --         6,339,874             --               --
   Issuance of common stock warrants                       --           171,738            --               --               --
   Issuance of common stock  and common stock
        warrants to holders of Bridge Notes
        (See Note 8)                                      1,169          10,168         512,871             --               --
   Net loss                                                --              --              --               --           (629,550)
                                                    -----------     -----------     -----------      -----------      -----------
   Balance as of October 31, 1996                   $    36,969     $   181,906     $ 7,388,205      $      --        $  (878,010)
                                                    ===========     ===========     ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                                      1996              1995                 1994
                                                                                      ----              ----                 ----
Cash flows from operating activities:

   Net loss                                                                       $  (629,550)       $  (240,684)       $    (7,776)
   Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation                                                                   68,455             21,997               --
        Deferred income tax benefit                                                   (36,405)           (47,560)            (1,536)
        Non-cash interest expense                                                     274,208               --                 --
        Increase in operating assets:
        Accounts receivable, net                                                      (51,901)           (21,680)              --
        Inventories                                                                   (12,586)           (22,922)              --
        Prepaids and other current assets                                            (126,074)              (391)              --
        Rental, utility and other deposits                                           (200,575)           (25,741)            (9,433)
        Increase in operating liabilities:
        Accounts payable and accrued liabilities                                      202,720             39,112                182
                                                                                  -----------        -----------        -----------
Net cash used in operating activities                                                (511,708)          (297,869)           (18,563)

Cash flows from investing activities:
        Purchases of  equipment                                                       (97,518)          (595,037)           (10,295)

Cash flows from financing activities:

        Proceeds from bank loan                                                          --              565,000               --
        Repayment of bank loan                                                       (508,500)           (56,500)              --
        Repayment of capital lease obligations                                        (13,283)            (7,927)              --
        Proceeds from bridge notes                                                    370,000               --                 --
        Repayment of bridge notes                                                    (120,000)              --                 --
        Proceeds from shareholders' loans                                              18,000             83,148              2,490
        Repayment of shareholders' loans                                             (103,638)              --                 --
        Subscription monies received in advance                                       117,659            213,037            224,119
        Proceeds from issuance of common stock and common stock
            warrants                                                                7,610,817                644                  1
        Stock issuance costs paid                                                  (1,083,405)              --                 --
                                                                                  -----------        -----------        -----------
   Net cash provided by financing activities                                        6,287,650            797,402            226,610
                                                                                  -----------        -----------        -----------
   Increase (decrease) in cash and cash equivalents                                 5,678,424            (95,504)           197,752
   Cash and cash equivalents at beginning of period                                   102,248            197,752               --
                                                                                  -----------        -----------        -----------
   Cash and cash equivalents at end of period                                     $ 5,780,672        $   102,248        $   197,752
                                                                                  ===========        ===========        ===========
Supplemental disclosures to statements of cash flows:

   Cash interest paid                                                             $    50,335        $    29,166        $      --
   Conversion of bridge notes to common stock and bridge
        warrants                                                                  $   250,000        $      --          $      --



   The accompanying notes are an integral part of these financial statements.

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

ORGANIZATION

           American Craft Brewing International Limited, a Bermuda company ("AmBrew International" or the "Company"), was incorporated on June 5, 1996. On July 30, 1996, American Craft Brewing International Limited, a British Virgin Islands company formerly known as Craft Brewing Holdings Limited ("Craft"), amalgamated into AmBrew International (the "Merger"). AmBrew International is the surviving company and its officers and directors remained in office after the amalgamation. On May 31, 1996, Craft acquired its entire interests in South China Brewing Company Limited ("South China"), a company incorporated in Hong Kong and formerly known as Forever Smooth Investments Limited, and SCBC Distribution Company Limited, a company incorporated in Hong Kong and formerly known as Arizona Limited ("SCBC," and collectively with South China, the "South China Brewery"), through the exchange (the "Share Exchange") of substantially all of the issued and outstanding shares of capital stock of South China and SCBC by the stockholders thereof for 23,750 shares of capital stock of Craft. This Share Exchange had the effect of consolidating ownership of the South China Brewery's operating companies into Craft. The Merger had the effect of transferring all of the assets (including the capital stock of South China and
SCBC) and liabilities of Craft to AmBrew International, a company without material assets or liabilities prior to the Merger. Concurrent with the Share Exchange, Craft issued 1,250 shares of capital stock to certain investors in Hong Kong. Effective as of June 19, 1996, Craft consummated an eighty-for-one share split (the "Share Split") (as a result 2,000,000 shares were outstanding), which has been reflected retroactively in the accompanying consolidated statements of operations. Effective September 11, 1996, the Company completed an initial public offering of 1,580,000 shares of its common stock and 1,580,000 redeemable common stock purchase warrants at initial public offering prices of $5.50 and $0.10, respectively.

           Unless  otherwise   required  by  the  context,   the  terms  "AmBrew
International" and the "Company" include American Craft Brewing International Limited and its subsidiaries. Details of these companies are:


                                                     Country and Date
               Name                                  of Incorporation            Principal Activities
               ----                                  ----------------            ---------------------
American Craft Brewing International                 Bermuda
   Limited                                           June 5, 1996                Holding company

South China Brewing Company Limited                  Hong Kong
                                                     May 26, 1994                Production of beer

SCBC Distribution Company Limited                    Hong Kong
                                                     August 31, 1993             Distribution of beer


          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES

                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


PRINCIPAL ACTIVITIES

           AmBrew International is a holding company, which owns all the capital stock of the South China Brewery's operating companies: South China and SCBC. The South China Brewery operates a micro-brewery in Hong Kong for the production of beer and ale and distributes these products to customers in Hong Kong. The South China Brewery started to build its production facilities in October 1994 and commenced commercial operations in June 1995. The Company intends to establish a series of American-style micro-breweries in selected locations in the Pacific Rim, Europe and Mexico. The first two of these expansion breweries are in process and will be located in the Dublin, Ireland area and Tecate, Mexico.

2.    BASIS OF PRESENTATION

           The Merger was accounted for as a reorganization of companies under common control on a historical cost basis in a manner similar to a pooling of interests because AmBrew International had the same shareholdings immediately after the Merger that Craft had immediately before the Merger. The Share Exchange was also accounted for as reorganizations of companies under common control in a manner similar to a pooling of interests because Craft had the same shareholdings immediately after the Share Exchange that South China and SCBC had immediately before the Share Exchange.

           The consolidated balance sheet as of October 31, 1995, and the consolidated statements of operations for the years ended October 31, 1995 and 1994 incorporate the financial statements of the South China Brewery. The consolidated financial statements as of and for the year ended October 31, 1996 incorporate the financial statements of American Craft Brewing International Limited and the South China Brewery. All material intercompany balances and transactions have been eliminated in consolidation.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    INVENTORIES

           Inventories are stated at the lower of cost, on a first-in first-out basis, or market. Costs of work-in-process and finished goods include direct materials, direct labor and production overhead.

B.    EQUIPMENT AND CAPITAL LEASES

           Equipment and capital leases are recorded at cost. Depreciation for financial reporting purposes is provided utilizing the straight-line method over the estimated useful lives of the assets as follows: brewing equipment-20 years; furniture and equipment-4 years; and motor vehicles (capital leases)-4 years. Leasehold improvements are amortized utilizing the straight-line method over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter. All ordinary repair and maintenance costs are expensed as incurred.

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES

                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

C.    SALES

           Sales represent the invoiced value of goods supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers.

D.    INCOME TAXES

           The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

E.    OPERATING LEASES

           Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

F.    FOREIGN CURRENCY TRANSLATION

           The translation of financial statements of foreign subsidiaries into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. Gains and losses resulting from translation, if any, will be included in shareholders' equity separately as cumulative translation adjustments. For the years ended October 31, 1996, 1995 and 1994, aggregate losses from foreign currency transactions included in the results of operations were not material.

G.    NET LOSS PER COMMON SHARE

           Net loss per common share is computed by dividing the net loss by the weighted average common shares outstanding during the periods, on the basis that the Share Exchange, the Share Split and the Merger (See Note 1) had been consummated prior to the years presented. Average common equivalent shares for common stock warrants have not been included, as the computation would not be dilutive. For the years ended October 31, 1995 and 1994, the effect, using the treasury stock method, of the issuance of shares to the holders of the Bridge Notes (See Note 8) were included in the computation assuming such issuance had been made prior to the periods presented.

H.    USE OF ESTIMATES

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES

                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

I.    CASH AND CASH EQUIVALENTS

           For purposes of the consolidated balance sheets and the consolidated statements of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.

J.    FAIR VALUE OF FINANCIAL INSTRUMENTS

           The Company's financial instruments consist of cash, cash equivalents, trade receivables and trade payables. The book values of these instruments are considered to be representative of their respective fair values.

K.    RECENTLY ISSUED ACCOUNTING STANDARDS

           SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued in March 1995. The Company will adopt SFAS No. 121 in the first quarter of fiscal 1997 and based on current circumstances, does not believe that such adoption will have a material effect on its financial position or results of operations.

           SFAS No. 123, "Accounting for Stock-Based Compensation", was issued in October 1995. As permitted by SFAS No. 123, the Company will elect to continue accounting for stock option grants in accordance with Accounting Principles Board Opinion No. 25, and accordingly, will recognize no compensation expense for stock options granted, as the stock option plan requires that the exercise price be equal to or greater than fair value at the date of grant. The pro forma disclosures required by SFAS No. 123 will be made in the footnotes to the fiscal 1997 consolidated financial statements.

4.    INVENTORIES

           Inventories are composed of the following:

                                                              1996                    1995
                                                              ----                    ----
      Raw materials                                          $ 31,451                $16,682
      Work-in-process and finished goods                        4,057                  6,240
                                                            ---------              ---------
                                                             $ 35,508                $22,922
                                                             ========                =======

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES

                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


5.    EQUIPMENT AND CAPITAL LEASES

           Equipment and capital leases are composed of the following:

                                                        1996             1995
                                                        ----             ----
Equipment:

           Leasehold improvements                    $  54,316        $  52,123
           Brewing equipment                           563,577          522,869
           Furniture and equipment                      79,834           25,216
Capital leases:

           Motor vehicles                               56,556           56,556
                                                     ---------        ---------
                                                       754,283          656,764
Less: Accumulated depreciation

           Equipment                                   (71,602)         (17,284)
           Capital leases                              (18,851)          (4,713)
                                                     ---------        ---------
                                                     $ 663,830        $ 634,767
                                                     =========        =========

6.    LONG-TERM BANK LOAN

           The long-term bank loan was evidenced by a promissory note, bearing a variable interest rate equal to the U.S. Citibank prime rate plus 0.5%, which was 9.25% per annum as of October 31, 1995. The bank loan was secured by a letter of credit of $315,000 provided by two directors of the Company who are also shareholders of the Company and a guarantee of $250,000 given by a shareholder of the Company. The debt was extinguished with the proceeds from the initial public offering.

7.    SHAREHOLDERS' LOANS

           During the year ended October 31, 1995, South China borrowed $65,000 from BPW Holding Limited, a shareholder of the Company. The loan was evidenced by a limited recourse promissory note dated March 5, 1996, bearing interest at a rate of 5.5% per annum and was due ten days after the consummation of the initial public offering of the Company's common stock. For the years ended October 31, 1996, 1995 and 1994, interest expense paid to the shareholder was $4,091, $813, and $0, respectively. The loan was repaid with proceeds from the initial public offering.

           The remaining balance of the shareholders' loans as of October 31, 1995 was unsecured, non-interest bearing and without repayment terms. These shareholders' loans were paid in full during fiscal 1996.

8.    BRIDGE NOTES

           In May 1996, the Company issued $370,000 principal amount of bridge notes bearing interest at a rate of 12% per annum which increased to 14% per annum at September 1, 1996. Holders of $250,000 principal amount of these notes converted such notes and interest payable thereon, upon consummation of the initial public offering, into 94,255 shares of the Company's common stock. The holder of the remaining $120,000 principal amount of such notes was repaid in cash and received at no additional cost 22,621 shares of the Company's common stock, upon consummation of the initial public offering. The note holders also each received a warrant entitling such holder to purchase for a period of eighteen months, that number of shares of common stock of the

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES

                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

Company as such holder received upon consummation of the initial public offering, at a price of $8.25 per share (the "Bridge Warrants"). Included in the consolidated statement of operations for the year ended October 31, 1996, is a non-cash interest charge of $265,000 representing the original issue discount related to the repayment of these notes.

9.    SHAREHOLDERS' EQUITY

           As of October 31, 1995, the amount of common stock recorded in the consolidated balance sheet represents the aggregate amount of the common stock of the subsidiaries of the Company at that date. As of October 31, 1996, the amount of common stock recorded in the consolidated balance sheet represents the common stock of the Company after the Share Exchange, the Share Split and the initial public offering.

           The Board of Directors is authorized, without further shareholder approval, to issue up to 500,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted or imposed upon unissued shares of preferred stock and to fix the number of shares constituting any series and designations of such series.

           The Company has issued warrants under several separate agreements which expire between 1998 and 2001. As of October 31, 1996, a total of 2,090,876 shares of common stock has been reserved for issuance upon the exercise of common stock warrants. Other than the Representative's Warrants and the Bridge Warrants (See Note 8), each warrant allows the holder to purchase one share of common stock, subject to adjustment upon the occurrence of certain events. The Representative's Warrants also allow for the purchase of common stock warrants. Each Bridge Warrant entitles the holder to purchase that number of shares of common stock as such holder received upon consummation of the initial public offering. The warrants are recorded at their estimated fair values at the date of issuance and were issued in connection with the Company's initial public offering. Beginning in 1998, certain warrants are redeemable under specified conditions and at the Company's discretion.

           The number of warrants outstanding, warrant holders, exercise prices and redemption prices are as follows:

Number of Shares Issuable
    Under Warrants                                                                           Company
    Outstanding at                                                Exercise Price           Redemption
    October 31, 1996                 Warrant Holders                Per Share           Price Per Warrant
    ----------------                 ---------------                ---------           -----------------
       1,580,000                  Publicly held                       $6.875            $0.10
         236,000                  Publicly held                       $6.875            $0.10
         158,000                  Underwriter's Representative        $7.700            Not Redeemable
         116,876                  Bridge Note holders                 $8.250            Not Redeemable
       ---------
       2,090,876

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES

                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


           The   exercise   price   for   common   stock   warrants   under  the
Representative's Warrants is $0.14 and such warrants entitle the holder to purchase one share of common stock at an exercise price of $11.34 per share.

10.   INCOME TAXES

           The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they are domiciled and operate. AmBrew International is exempted from income tax in Bermuda until 2016. The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16.5%.

The significant components of the income tax benefit are:

                                                     1996      1995      1994
                                                     ----      ----      ----
Current                                          $  --       $  --       $  --
Deferred - Operating loss carryforwards           36,405      47,560       1,536
                                                 -------     -------     -------
                                                 $36,405     $47,560     $ 1,536
                                                 =======     =======     =======

           The reconciliation of the United States federal income tax rate to the effective income tax rate based on the loss before income tax benefit stated in the consolidated statements of operations is as follows:

                                                        1996      1995      1994
                                                        ----      ----      ----
United States federal income tax rate                  (35.0%)   (35.0%)   (35.0%)
Aggregate  effect of  different  tax rates in
     foreign jurisdictions                               6.1%     18.5%     18.5%
Losses for which no benefit is recognized               23.4%      --        --
                                                        ----      ----      ----
Effective income tax rate                               (5.5%)   (16.5%)   (16.5%)
                                                        =====     =====     =====

           The major component of deferred tax assets relates to the tax loss carryforwards. As of October 31, 1996 and 1995, tax losses of approximately $220,636 and $298,000, respectively, can be carried forward indefinitely.

11.    COMMITMENTS AND CONTINGENCIES

A.    CAPITAL COMMITMENTS

           As of October 31, 1996 and 1995 the Company had purchase commitments, net of deposits, for the purchase of equipment and furniture of approximately $729,881 and $19,000, respectively.

B.    LEASE COMMITMENTS

           The Company leases various facilities under noncancelable operating leases which expire at various dates through 2001. Rental expenses for the years ended October 31, 1996, 1995 and 1994 were approximately $84,695, $67,000 and $0, respectively. Future minimum rental payments as of October 31, 1996, under agreements classified as operating leases with noncancelable terms in excess of one year are as follows:

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


   Payable during the following periods:

        Fiscal 1997                            $172,832
        Fiscal 1998                             116,948
        Fiscal 1999                             110,315
        Fiscal 2000                              89,500
        Fiscal 2001                              87,083
                                              ---------
                                               $576,678

12.   LEGAL PROCEEDINGS

           The Company is not involved in any material pending legal proceedings and is not aware of any material legal proceedings threatened against it.

13.   OPERATING RISK

A.    BUSINESS RISK

           The South China Brewery commenced operations in June 1995. Its operations are subject to all the risks inherent in an emerging business enterprise. These include, but are not limited to, high expense levels relative to production, complications and delays frequently encountered in connection with the development and introduction of new products, the ability to recruit and retain accomplished management personnel, competition from established breweries, the need to expand production and distribution and the ability to establish and sustain product quality.

B.    CONCENTRATION OF CREDIT RISK

           A substantial portion of the South China Brewery's sales are made to a small number of customers on an open account basis and generally no collateral is required. The five largest accounts receivable comprised 73% and 41% of total accounts receivable as of October 31, 1996 and 1995, respectively. Details of individual customers accounting for more than 10% of the Company's sales for the years ended October 31, 1996 and 1995 are as follows:

                                                   PERCENTAGE OF NET SALES
                                                   -----------------------
                                                   1996                1995
                                                   ----                ----
Iconic America Limited, formerly DaBeers
Distributors Limited                               42.9%               27.1%
                                                   =====               =====
Delaney's (Wanchai) Limited                        24.6%               10.5%
                                                   =====               =====


          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES

                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

           The Company performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections.

C.    CONCENTRATION OF SUPPLIERS

           The South China Brewery relies upon a single supplier (other than for labels) for each of the raw materials used to make and package its beers. Although to date the South China Brewery has been able to obtain adequate supplies of these ingredients and other raw materials in a timely manner from these sources, if the South China Brewery were unable to obtain adequate supplies of ingredients or other raw materials, delays or reductions in product shipments could occur which would have an adverse effect on the South China Brewery's business, financial condition and results of operations. As with most agricultural products, the supply and price of raw materials used to produce the South China Brewery's beers can be affected by factors beyond the control of the South China Brewery, such as drought, frost, other weather conditions, economic factors affecting growing decisions, various plant diseases and pests. If any of the foregoing were to occur, the Company's business, financial condition and results of operations would be adversely affected.

D.    POLITICAL RISK

           A substantial portion of the Company's assets are located in Hong Kong. As a result, the Company's business, financial condition and results of operations may be influenced by the political situation in Hong Kong and by the general state of the Hong Kong economy. On July 1, 1997, sovereignty over Hong Kong will be transferred from the United Kingdom to the People's Republic of China, and Hong Kong will become a Special Administrative Region of China.

14.   STOCK OPTION PLAN

           On July 18, 1996 the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan"). Under the Plan, a committee of the Board of Directors may grant options to eligible employees (including officers and directors) of the Company. Under the terms of the Plan, the per share exercise price of options granted under the Stock Option Plan may not be less than 100% of the fair market of a share of the Company's common stock on the date of grant. Options will be exercisable during the period specified by the Stock Option Committee, except that options will be immediately exercisable in the event of a change in control of the Company and in the event of certain mergers and reorganizations of the Company. A total of 300,000 shares of the Company's common stock have been authorized and reserved for issuance under the Plan. The Company has granted no stock options under the Plan.

15.   SUBSEQUENT EVENTS

           Subsequent to October 31, 1996, the following events took place:

           a. In November 1996 the Company moved into its new corporate offices located at One Galleria Blvd., Suite 1714, Metairie, LA 70001.

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES

                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

           b. In December, 1996, the Company purchased 95% of the outstanding capital stock of Atlantis Import Company Incorporated, now AmBrew USA, for approximately $100,000. AmBrew USA currently imports several brands of beer into the United States and the Company expects to use AmBrew USA as a possible vehicle through which to import and distribute into the United States products from its expansion breweries. AmBrew USA is scheduled to begin importing beer from the South China Brewery during the first half of 1997 and will import other expansion brewery products as they become available.

           c. The Company has entered into an agreement with a local partner, Mr. Aidan McGuinness, and has selected the site for the first Dublin area expansion brewery which will be located in Enfield, County Meath, approximately 40 miles west of Dublin. The building that will house the Dublin expansion brewery is owned by the McGuinness family and the lease is undergoing final negotiations. Work has also been completed on the site layout. A deposit in the amount of $164,017 was paid to JV Northwest for the micro-brewery system that will be placed at this sight. The equipment is scheduled to ship in February 1997. The name of this expansion brewery is Celtic Brew LLC.

           d. The Company has selected the site for the Tecate expansion brewery, signed on January 6, 1997 a five year lease that is effective on September 11, 1996 with multiple options to extend and has commenced work on a preliminary site layout. The building is being leased from Corporacion Calfik, a company owned by a director and principal shareholder of the Company. The Tecate expansion brewery will be known as Cerveceria Rio Bravo. The micro-brewery, located approximately one mile from the Mexican/United States border, will be wholly-owned and operated by the Company. A deposit in the amount of $176,064 has been paid to JV Northwest for the micro-brewery system that will be placed at this sight. The equipment is scheduled to ship in March 1997.

           e. The Company is continuously investigating opportunities to establish expansion breweries and plans to complete six such expansion breweries during fiscal 1997 and has signed a letter of intent with a Chinese restaurant group, United Restaurants of Gallery, to form a joint venture to establish and operate an expansion brewery in Shanghai.

ITEM 9.        CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

                     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information required by Item 10 is hereby incorporated by reference from the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") under the caption "Election of Directors."

ITEM 11.   EXECUTIVE COMPENSATION

           The  information  required  by  Item  11 is  hereby  incorporated  by
reference  from  the  1997  Proxy   Statement   under  the  caption   "Executive
Compensation."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by Item 12 is hereby incorporated by reference from the 1997 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The  information  required  by  Item  13 is  hereby  incorporated  by
reference   from  the  1997  Proxy   Statement   under  the   caption   "Certain
Transactions."

                                     PART IV

ITEM 14.             EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

           (a)       The Following documents are filed as part of this report:

1. Financial Statements at Item 8 of this report. All schedules are omitted because they were not required or the required information is included in the Financial Statements and Notes thereto.

2. The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the
           Commission:

           2.1 -    Plan and  Agreement of  Amalgamation  between  Craft and the
                    Company*
           3.1 -    Memorandum of Amalgamation of the Company **
           3.2 -    Bye-Laws of the Company**
           4.1 -    Specimen common stock certificate**
           4.2 -    Warrant Agreement between the Company,  National  Securities
                    Corporation ("National Securities") and the Bank of New York
                    (including   form  of  Redeemable   Common  Stock   Purchase
                    Warrant)*
           4.3 -    Representative's  Warrant  Agreement between the Company and
                    National  Securities  (including  form  of  Representative's
                    Warrant)  (incorporated  by  reference to Exhibit 4.3 of the
                    Registration Statement)*
           10.1 -   1996 Stock Option Plan of the Company **
           10.2 -   Agreement  of Lease  between  Ping Ping  Investment  Company
                    Limited  ("Ping  Ping") and South China dated as of December
                    12, 1994 **
           10.3 -   Agreement  of Lease  between Ping Ping and South China dated as of May 1, 1995**
           10.4 -   Agreement  of Lease  between  the  Company  and  Corporation
                    Calfik dated as of January 6, 1997***
           10.5 -   Management  Agreement and Performance Guaranty between South
                    China and Lunar Holdings Limited dated as of April 1, 1995**
           10.5 -   Distributors  Limited Brewing  Contract  between South China and DaBeers Distributors Limited ("DaBeers") dated as of September 23, 1995**

           10.6 -   Brewing   Agreement   between   South  China  and  Delaney's
                    (Wanchai) Limited dated as of September 20, 1995**
           10.7 -   Employment Agreement, dated as of June 14, 1996, between the
                    Company and James L. Ake*
           10.8 - Employment Agreement, dated as of April 27, 1995, between Edward Cruise Miller and South China**
           10.9 - Ratification and Exchange Agreement, dated May 31, 1996, by and among South China, SCBC, Craft and each of the persons listed on the signature page hereto*
           10.10 - Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and Mark Youds*
           10.11 - Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and John Arvanitis*
           10.12 - Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and Mark Gallagher*
           10.13 -  Bridge  Financing  Purchase  Agreement,  dated as of May 31,
                    1996, between the Company and Harry Allen Friedberg*
           10.14 -  Bridge  Financing  Purchase  Agreement,  dated as of May 31,
                    1996, between the Company and Micro Brew Systems Co., Ltd*
           10.15 - Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and Noah Schaffer*
           10.16 -  Bridge  Financing  Purchase  Agreement,  dated as of May 31,
                    1996, between the Company and Long-Term Partners Ltd*
           10.17 -  Forms of Bridge Financing Convertible Notes (including forms of Bridge Financing Warrants attached thereto)**
           10.18 - Novation Agreement, dated as of October 3, 1996, among SCBC, DaBeers and Iconic America Limited ("Iconic")*
           10.19 - Brewing Agreement, dated as of October 3, 1996, between SCBC and Iconic*
           10.20 -  Operating Agreement of Celtic Brew LLC***
           27.0  -  Financial Data Schedule***

(b)  Reports on Form 8-K:
     None
* Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996 (file no. 1-12119)
** Incorporated by reference to the Company's registration statement on Form S-1 (file no. 333-6033)
***  Filed herewith.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN CRAFT BREWING
                                            INTERNATIONAL LIMITED

                                                      /s/ JAMES L. AKE
Date:  January 28, 1997                     ___________________________________
                                            James L. Ake
                                            Executive Vice President,
                                            Chief Operating Officer
                                            and Secretary


                                                /s/ PETER W. H. BORDEAUX
                                            __________________________________
                                            Peter W. H. Bordeaux, Director


                                              /s/ FEDERICO G. CABO ALVAREZ
                                            __________________________________
                                            Federico G. Cabo Alvarez, Director


                                            __________________________________
                                            Norman H. Brown, Director

                                                /s/  JOHN F. BEAUDETTE
                                            __________________________________
                                            John F. Beaudette, Director


                                                  /s/ WYNDHAM H. CARVER
                                            __________________________________
                                            Wyndham H. Carver, Director


                                                   /s/ DAVID K. HAINES
                                            __________________________________
                                            David K. Haines, Director

                                               /s/   JOSEPH E. HEID
                                            __________________________________
                                            Joseph E. Heid, Director