Form 10-K405/A
period 1996-10-31
AMERICAN CRAFT BREWING INTERNATIONAL LTD
filed 1997-02-28
CIK 1014061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                        Amendment No. 1 on Form 10-K/A to
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 1996, based on the closing price on that date of $2.375 on the Nasdaq SmallCap Market was $4,262,830.50.*

        The number of shares outstanding of the registrant's common stock as of January 21, 1996 was 3,696,876.

American Craft Brewing International Limited
Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1996

* The aggregate market value of the voting stock held by non-affiliates was estimated by excluding only those shares held by directors, officers and principal shareholders filing Schedules 13D and/or 13G.

                                    Part III

Items 10, 11, 12 and 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 are hereby amended and restated in their entirety as follows:

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Set forth below are members of the Company's the Board of Directors. Also set forth below as to each director is his age, the year in which such person was first elected a director, a brief description of such director's principal occupation and business experience during the past five years, directorships of certain companies presently held by such persons, and certain other information, which information has been furnished by the respective individuals

Peter W. H. Bordeaux
Age 48

               Mr. Bordeaux has been Chairman of the Board of Directors of AmBrew International since June 5, 1996 and has been associated with its subsidiaries since August 9, 1994. Mr. Bordeaux has been President and Chief Executive Officer of AmBrew International since February 12, 1997. Prior to his employment in these positions and since 1982, Mr. Bordeaux was President and Chief Executive Officer of New Orleans-based Sazerac Company, Inc. ("Sazerac"), the tenth largest United States producer, importer and exporter of spirits as well as a large U.S. distributor of wine, beer and non-alcohol beverages. Mr. Bordeaux had been with Sazerac since 1980. In addition, Mr. Bordeaux has served as Chairman of Concorde Holdings Limited (Beijing), a distributor of alcohol and non-alcohol beverages ("Concorde"), since November 1994, and as President, since 1992, of Leestown Company, Inc., which owns the world's largest bourbon distillery. Mr. Bordeaux is Vice Chairman of the Board of the National Association of Beverage Importers, a Board Member, Vice President and member of the Executive Committee of the Board of the World Trade Center, New Orleans, Chairman of the International Advisory Council of Hibernia National Bank (New Orleans) and a Board Member and Treasurer of Episcopal Housing for Seniors, Inc.

John F. Beaudette
Age 40

               Mr. Beaudette has been a director of AmBrew International since June 5, 1996 and has been associated with its subsidiaries since April 27, 1995. Mr. Beaudette has been President of BPW Holding LLC ("BPW"), a beverage investment and consulting company, and its predecessor, since February 1995. Mr. Beaudette was Executive Vice President and General Manager of MHW, Ltd., a beverage alcohol importer distributor and service company located in Manhasset, New York, since 1994. Mr. Beaudette has been the President of MHW since September 1996. From 1992 to 1994, Mr. Beaudette was Vice President and Chief Financial Officer of Monsieur Henri Wines, Ltd. and from

1988 to 1992, he was Director of Planning at PepsiCo Wines and Spirits International. Both companies were involved in the United States and Canadian marketing and distribution of imported wines and spirits from around the world.

Norman H. Brown
Age 49

               Mr. Brown has been a director of AmBrew International since June 5, 1996 and has been associated with its subsidiaries since August 9, 1994. Mr. Brown has been a Managing Director of Donaldson, Lufkin & Jenrette in the Investment Banking Group since 1985. In this capacity, Mr. Brown acts as Head of the Metals and Mining Industrial Coverage Group and as Co-Head of Industrial New Business in Canada. Mr. Brown has served as a director of Gaylord Container Corporation ("Gaylord"), a manufacturer of paper, box board and corrugated cardboard. Mr. Brown's term as a director of Gaylord expired on July 31, 1996.

Federico G. Cabo Alvarez
Age 52

               Mr. Cabo has been Deputy Chairman of the Board of Directors since June 3, 1996 and has been associated with the Company's subsidiaries since August 9, 1994. Since 1970, Mr. Cabo has been Chief Executive Officer and President of Cabo Distributing Company, Inc., formerly the largest distributor of Mexican beers in the United States and currently a producer of beer and spirits.

Wyndham H. Carver
Age 53

        Mr. Carver has been a director of AmBrew International since June 5, 1996. Since 1995, Mr. Carver has been on a two-year secondment from Grand Metropolitan PLC ("Grand Met"), an international producer, distributor, wholesaler and retailer of spirits, wines and foods, to the British Department of Trade and Industry where Mr. Carver is a Latin American export promoter. Mr. Carver has served in a variety of capacities on behalf of International Distillers & Vintners, Ltd., an international producer and distributor of spirits and wine and a subsidiary of Grand Met ("IDV"), since 1965, including Managing Director of Wyvern International, the marketing division of IDV, and Regional Director for IDV in the Caribbean and Central America.

David K. Haines
Age 31

        Mr. Haines was the Managing Director of Hong Kong Operations of AmBrew International from June 5, 1996 until December 31, 1996. Since January 1, 1997, Mr. Haines has been employed as a Consultant to the Company and the South China Brewery. Since 1994, Mr. Haines has devoted his efforts to establishing and developing the South China Brewery. Before his involvement with the Company, Mr. Haines practiced clinical psychology for one year in Vail, Colorado and was in private practice as a psychologist for two years in Hong Kong.

Joseph E. Heid
Age 50

        Mr. Heid has been a director of AmBrew International since June 5, 1996. Mr. Heid has been Senior Vice President of Sara Lee Corporation ("Sara Lee"), an international food and consumer products company, and Chief Executive Officer of Sara Lee Personal Products North and South America, a line of business responsible for Sara Lee's brands in apparel and accessories in North and South America, since 1996, President and Chief Executive Officer of Sara Lee Personal Products - Pacific Rim, a line of business responsible for Sara Lee's brands in apparel and accessories in the Pacific Rim, since 1994 and Vice President of Sara Lee since 1992. From 1988 to 1992, Mr. Heid served as President of Guinness America ("Guinness"), a holding company of Guinness PLC's United States ventures, and Executive Vice President and Chief Operating Officer of United Distillers - North America, a subsidiary of Guinness that imports, produces, markets and sells beverage alcohols.

               Set forth below as to Mr. Ake and certain significant employees of the Company who are not members of the Board of Directors is his or her age, a brief description of the principal occupation and business experience during the past five years, directorships of certain companies presently held by such persons, and certain other information, which information has been furnished by the respective individuals.

               James L. Ake, age 52, has been the Executive Vice President and Chief Operating Officer of AmBrew International since June 5, 1996 and has been associated with its subsidiaries since August 9, 1994. Mr. Ake has been President of AmBrew USA, AmBrew International's U.S. subsidiary, since December 1996. Before joining the Company, Mr. Ake had been the Director of Financial Analysis and Planning for Sazerac since 1993 where he was responsible for expansion of operations overseas with emphasis on ventures in the Pacific Rim countries. In addition, since November 1994, Mr. Ake has served as Managing Director of Concorde. Prior to joining Sazerac, Mr. Ake was a director in Zapata-Haynie Corporation in Hammond, Louisiana, the largest fishing company in the United States, where Mr. Ake was responsible for corporate planning and oversaw profitability and development of various departments. Mr. Ake is a registered engineer and is a member of the Board of Directors of the Japan-Louisiana Friendship Foundation.

               Edward Cruise Miller, age 27, has been the Head Brewer at the South China Brewery since May 15, 1995. From June 1994 through May 1995, Mr. Miller was one of the five brewers at the Thomas Kemper Brewery, a subsidiary of Hart Brewing Company, in Poulsbo, Washington. From November 1990 through May 1994, Mr. Miller was employed at Broad Ripple Brew Company, a brew pub in Indianapolis, Indiana. He was an Assistant Brewer at Broad Ripple from November 1990 through December 1992 and was Head Brewer from January 1993 through May 1994.

               Scott Ashen, age 28, has been General Manager of the South China Brewery since January of 1997, and has an employee of the South China Brewery since 1995. Before joining the Company and since April, 1994, Mr. Ashen opened and operated, as Managing Partner, The Pour House, a pub on the upper East side of Manhattan, New York. Mr. Ashen was a manager of Nichimen America Inc., a Japanese trading company, from June of 1990 until December, 1993.

               Stephen B. Armstrong, age 34, joined the Company in connection with the Company's acquisition of AmBrew USA (formerly Atlantis Import Company ("Atlantis")). Mr. Armstrong is the Executive Vice President and General Manager of AmBrew USA. Before joining the Company, Mr. Armstrong was the founder and President of Atlantis, a national beer importer, from 1994 through 1996. From 1992 to 1996, Mr. Armstrong served as President and Director of Sales and Marketing for Dixie Brewing Company, a regional brewery located in New Orleans, Louisiana.

               Nancy R. Hernandez, age 28, joined the Company in December of 1996 as the Company's Controller. Before joining the Company, Ms. Hernandez was the Accounting Manager for Tropical Export Co., a global exporter of industrial and automotive parts and equipment, from 1993 to 1996 Ms. Hernandez had been with Tropical Export since 1986. During 1995 and 1996. Ms. Hernandez also served as Treasurer for Tropical Sales Ltd., a truck parts and equipment retail store.

               Dean McGuiness, age 24, is the General Manager of Celtic Brew, LLC, the Company's majority-owned brewery in Enfield, Ireland. Mr. McGuiness has completed the intensive brewing program at the Siebel Brewing Institute. Before joining the Company in August of 1996, Mr. McGuiness acted as consultant and Marketing Manager for TourIT Ltd, a market research firm, where he developed and implemented numerous marketing strategies utilizing the Internet for promotional efforts, travel reservations, market research and integrated information management. During 1994 and 1995 Mr. McGuiness acted as consultant to various service management companies, including Market Research Consultancy and the Centre for Quality Service Management. Mr. McGuiness earned his Bachelor of Commerce and Masters of Business Studies during 1989-1994. Mr. McGuiness is the son of Mr. Adian McGuiness, the Company's joint venture partner.

Item 11.   EXECUTIVE COMPENSATION

        The Summary Compensation Table below sets forth the cash compensation earned by or paid to the Company's Chief Operating Officer for the fiscal year ended October 31, 1996. None of the Company's employees had individual salary and bonus in excess of $100,000 during the fiscal year ended October 31, 1996, and the Company did not have a Chief Executive Officer during the fiscal year then ended.

Summary Compensation Table


                                    Annual Compensation         Long Term Compensation(1)
                                    -------------------         -------------------------
                                                                  Name     Option     Long
                                                                  and        &        Term
                                                                Principal  Warrant  Incentive   All Other
                    Year     Salary(2)      Bonus(3)  Other(4)  Position   Awards     Payouts  Compensation
                    ----     ---------      --------  --------  ---------  -------  ---------  ------------
 James L. Ake       1996    $22,916.67(5)     __        __         __        __        __         __
  Executive Vice                              __        __         __        __        __         __
  President and                               __        __         __        __        __         __
  Chief Operating
  Officer

----------

(1) The Company has no long-term incentive compensation plans other than the Stock Option Plan. No options were granted under the plan in 1996.

(2) Amounts shown include compensation deferred pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended.

(3) The Company has no formal bonus plan and does not provide for deferred awards. The Company may pay bonuses based on individual and Company performance.

(4) The aggregate amount of Other Annual Compensation for Mr. Ake did not equal or exceed the lesser of $50,000 or 10% of his base salary and bonus for the year ended October 31, 1996.

(5) Includes $14,250 received as compensation by Mr. Ake prior to the effective date of his Employment Agreement with the Company, and $8,667.67 received after the effective date of the Employment Agreement. Mr. Ake's annual salary is currently $72,000.

Performance Graph

               Set forth below is a line graph comparing the percentage change in the cumulative return to the shareholders of the Company's Common Stock with the cumulative return of the Nasdaq Composite and of a Peer Group for the period commencing September 11, 1996 (the date of the Company's initial public offering) and ending on October 31, 1996. Returns for the indicies are weighted based on market capitalization.

                          TOTAL RETURN TO STOCKHOLDERS
                      (Assumes $100 investment on 9/11/96)

                              [PERFORMANCE GRAPH]


Total Return Analysis         9/11/96   9/18/96  10/1/96   10/8/96   10/22/96   10/31/96
American Craft Brewing Int'l    $100     $ 99      $101      $101      $ 94       $ 67
Peer Group                      $100     $ 97      $ 99      $ 88      $ 79       $ 75
Nasdaq Composite (US)           $100     $105      $106      $107      $106       $106

Source: Carl Thompson  Associates  www.ctaonline.com  (303) 494-5472.  Data from
        Bloomberg Financial Markets


               The Company's peer group, selected by the Company in good faith, is comprised of six other publicly traded craft brewing companies: Nor'Wester Brewing Company, Inc.; Pyramid Breweries, Inc.; Frederick Brewing Co.; Michigan Brewery Inc.; Loin Brewery Inc.; and Redhook Ale Brewery Incorporated.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of January 25, 1997 (i) of each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) of the Company's directors and named executive officers and (iii) of all directors and executive officers as a group.

                                           Number of Shares       Percent of
Beneficial Owner                           Beneficially Owned(1)  Total
----------------                           ---------------------  -----------
John F. Beaudette(2)                       152,000                     4.1%
  MHW, Ltd.
  1165 Northern Boulevard
  Manhasset, New York  11030

Peter W. H. Bordeaux(3)                    272,067                     7.2
One Galleria Boulevard, Suite 1714
Metairie, Louisiana 70001

Norman H. Brown, Jr.                       152,000                     4.1
  277 Park Avenue
  New York, New York  10172

Federico G. Cabo Alvarez(4)                914,400                    24.7
Cabo Distributing Co.
9657 East Rush Street
South Elmonte, California  91733

David K. Haines                            380,000                    10.3
  J.P. Walsh & Co. Ltd.
  Block F (8th Floor)
  3-3G Robinson Road
  Hong Kong

All executive officers and
  directors as a group                   1,972,067                    50.4%
  (eight persons)(2)(3)(5)

------------------------------
(1) Applicable percentage ownership, except as described in note 3 to this table, is based on 3,696,876 shares of Common Stock outstanding as of the date hereof. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable.

(2) Represents shares of Common Stock held of record by BPW. Messrs. Beaudette (a director of the Company), Edmund Piccolino (former Vice President of Human Resources for Pepsi-Co. International, a division of PepsiCo Inc.) and Peter Warren (former President of Pepsi-Co. International and a former director of Pepsi-Co. Inc.) each own one third of the membership interest of BPW.

(3) Includes Mr. Bordeaux's vested options to purchase 66,667 shares of Common Stock. Mr. Bordeaux's percentage of outstanding shares was calculated by adding to the number of outstanding shares 66,667 shares deemed to be issued pursuant to Securities Exchange Act Rule 13d-3(d)(1).

(4) Excludes warrants to purchase 5,700 shares of Common Stock held by Diane Elizabeth Cabo. Ms. Cabo is Mr. Cabo's daughter. Mr. Cabo disclaims beneficial ownership of the shares underlying Ms. Cabo's warrants.

(5) Neither Messrs. Carver and Heid, directors of AmBrew International, nor Mr. Ake, the Executive Vice President and Chief Operating Officer of AmBrew International, beneficially own any shares of Common Stock.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On March 31, 1995, the South China Brewery borrowed $565,000 from Hibernia National Bank. The loan was evidenced by a promissory note with principal payments due on September 30, 1996 and March 31, 1997 bearing a Citibank prime plus 0.5% interest rate. Sazerac provided a $250,000 guarantee for the Hibernia Loan. Norman H. Brown, Jr. and Federico G. Cabo Alvarez, each directors of AmBrew International, provided standby letters of credit in the total amount of $315,000. Peter W. H. Bordeaux is President and Chief Executive Officer of Sazerac and Chairman of the Board of Directors of the Company as well as Chairman of the International Advisory Council of Hibernia National Bank (New Orleans). The amount due had been reduced to $452,000 through principal repayments by AmBrew International. The loan was repaid with proceeds from the Offering.

        The South China Brewery borrowed $65,000 from BPW evidenced by a Limited Recourse Promissory Note dated as of March 5, 1996 and due ten days after the date of the Prospectus bearing an interest rate of 5.5%. John F. Beaudette, a director of AmBrew International, is President of BPW. The note was repaid with proceeds from the Offering.

        In May 1996, Craft issued $370,000 principal amount of convertible Bridge Notes to certain investors in Singapore and Hong Kong bearing an interest rate of 12%. Holders of $250,000 principal amount of the Bridge Notes converted such Bridge Notes, upon the consummation of the Offering, into 94,255 Shares of Common Stock. The holder of the remaining $120,000 principal amount of Bridge Notes received 22,621 Shares of Common Stock at no cost. Each holder of a Bridge Note received a Bridge Warrant entitling such holder to purchase that number of shares of Common Stock as such holder received. Micro Brew Systems held $20,000 principal amount of the Bridge Notes.

        In January, 1997, the Company entered into a lease at a current monthly rent of $6,625 with Corporation Calfik, a company wholly-owned by Federico G. Cabo Alvarez, one of AmBrew International's directors and principal shareholders, to lease a 21,443 square foot facility near the Mexico-United States border at which the Company intends to operate the Tecate expansion brewery and warehouse facility. The lease term is five years with yearly incremental rent increases ending on September 12, 2001 for a total operating lease commitment over the five-year period ending September 11, 2001 of $417,323.

        Pursuant to the Employment Agreement between Mr. Bordeaux and the Company dated February 12, 1997, the Company agreed to loan to Mr. Bordeaux an amount equal to $200,000 with interest payable quarterly in arrears at a rate per annum equal to the prime rate of interest as reported in The Wall Street Journal changing as and when such prime rate shall change. Mr. Bordeaux will be required to repay this amount, including accrued interest, on the fifth anniversary of the date of his Employment Agreement or upon termination of his employment by the Company for Cause (as defined in the Employment Agreement) or if terminated by Mr. Bordeaux, unless his employment has been constructively terminated. As of the date hereof, the Company has loaned Mr. Bordeaux $25,000 on such terms.

        The Company has adopted a policy whereby transactions between the Company and its officers, directors, principal stockholders and any affiliates of the foregoing persons are made on terms no less favorable to the Company than could reasonably be obtained in an arms length transaction with independent third parties, and that any such transactions also be approved by a majority of the Company's disinterested outside directors.


                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   AMERICAN CRAFT BREWING
                                                   INTERNATIONAL LIMITED

Date:   February 26, 1997                             /s/ James L. Ake
                                                   -----------------------
                                                   James L. Ake
                                                   Executive Vice President,
                                                   Chief Operating Officer
                                                   and Secretary