Form 10-Q
period 1997-01-31
AMERICAN CRAFT BREWING INTERNATIONAL LTD
filed 1997-03-17
CIK 1014061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
[ ]     Exchange Act of 1934 for the quarterly period ended January 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________

                         Commission File Number 1-12119

                  AMERICAN CRAFT BREWING INTERNATIONAL LIMITED
             (Exact name of registrant as specified in its charter)

             Bermuda                                   72-123940
   -------------------------------         ------------------------------------
   State or other jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or  organization


 One Galleria Boulevard, Metairie, Louisiana                    70001
 -------------------------------------------                  -----------
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

                              Yes [X]   No [ ]

                  Number of shares of common stock outstanding
                          At March 12, 1997: 3,696,876

                  AMERICAN CRAFT BREWING INTERNATIONAL LIMITED
                                    Form 10-Q

Part I   Financial Information

Item 1.        Financial Statements (unaudited):

               Consolidated Balance Sheets-
                      January 31, 1997 and October 31, 1996

               Consolidated Statements of Operations-
                      Three months ended January 31, 1997 and 1996

               Consolidated Statements of Cash Flows-
                      Three months ended January 31, 1997 and 1996

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

SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts expressed in United States Dollars)

                                                                      January 31,     October 31,
                                                                         1997            1996
                                                                      -----------      ------------
ASSETS                                                                (Unaudited)       (Audited)
Current assets:
     Cash and cash equivalents                                          $ 4,429,215       $ 5,780,672
     Accounts receivable, net of allowance for doubtful accounts of         185,358            73,581
        $1,500  and $1,500
     Inventories                                                            169,853            35,508
     Prepaids and other current assets                                      168,386           126,465
                                                                         ----------        ----------
           Total current assets                                           4,952,812         6,016,226
Equipment and capital leases, net                                         1,059,029           663,830
Other assets                                                                776,008           235,749
Deferred tax assets                                                          99,988            85,501
                                                                         ----------        ----------
           Total assets                                                  $6,887,837        $7,001,306
                                                                         ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
     Accounts payable and accrued liabilities                             $ 228,598         $ 242,014
     Capital lease obligations, current portion                              12,858            12,858
                                                                         ----------        ----------
           Total current liabilities                                        241,456           254,872
Capital lease obligations, net of current portion                            14,149            17,364
                                                                         ----------        ----------
           Total liabilities                                                255,605           272,236
Minority Interests                                                          230,047               --
Commitments and Contingencies                                                   --                --
Shareholders' equity:
     Preferred stock, $0.01 par, 500,000 shares authorized, none issued         --                --
     Common stock, $0.01 par, 10,000,000 shares authorized, 3,696,876
          shares issued and outstanding                                      36,969            36,969
     Common stock warrants, 2,090,876 outstanding                           181,906           181,906
     Additional paid-in capital                                           7,388,205         7,388,205
     Accumulated deficit                                                 (1,204,895)         (878,010)
                                                                         ----------        ----------
            Total shareholders' equity                                    6,402,185         6,729,070
                                                                         ----------        ----------
            Total liabilities and shareholders' equity                   $6,887,837        $7,001,306
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

                                                                            Three Months Ended
                                                                        ----------------------------
                                                                         January 31,         January 31,
                                                                            1997               1996
                                                                         ----------      -----------

Net sales                                                                 $174,564       $  124,544
Cost of  sales                                                             111,422           22,599
                                                                          --------        ---------
Gross profit                                                                63,142          101,945

Selling, general and administrative expenses                               380,625           89,810
Interest (income) expense, net                                             (11,929)          12,219
Other expense, net                                                         36,047               379
                                                                          --------          --------
      Total expenses                                                       404,743          102,408
Loss before income taxes                                                  (341,601)            (463)
Income tax benefit                                                          14,487               76
                                                                         ---------        ---------
Loss after income taxes                                                   (327,114)            (387)

Minority interest                                                              229              --
                                                                         ---------        ----------
Net loss                                                                 $(326,885)        $   (387)
                                                                         =========        ==========
Net loss per common share                                                   $(0.09)             --
                                                                         =========        =========
Weighted average number of shares outstanding                            3,696,876        2,000,000
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

                                                                       Three Months Ended
                                                                 -------------------------------
                                                                   January 31,     January 31,
                                                                       1997           1996
                                                                 ----------------- ------------
Cash flows from operating activities:
     Net loss                                                    $   (326,885)     $      (387)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                 20,703           14,461
         Deferred income taxes                                        (14,487)             (76)
         Minority interest                                               (229)              --
         Increase in operating assets, net of assets acquired:

              Accounts receivable                                    (106,176)         (18,435)
              Inventories                                            (112,646)         (12,456)
              Prepaids and other current assets                       (41,921)          (3,117)
              Other assets                                           (464,920)              --

         Decrease in operating liabilities, net of liabilities acquired:
              Accounts payable and accrued liabilities                (29,379)          (1,036)
                                                                   -----------        ---------
         Net cash used in operating activities                     (1,075,940)         (21,046)
                                                                   -----------        ---------
Cash flows from investing activities:

      Purchase of equipment                                          (413,202)         (29,960)
      Investment in AmBrew USA, net of cash received                  (90,502)              --
                                                                   -----------        ---------
         Net cash used in investing activities                       (503,704)         (29,960)
                                                                   -----------        ---------

Cash flows from financing activities:
     Contribution from joint venture partner                           231,402              --
     Payment of capital lease obligations                              (3,215)          (2,568)
     Subscription monies received in advance                               --           22,859
                                                                   -----------        ---------
         Net cash provided by financing activities                    228,187           20,291
                                                                   -----------        ---------
Decrease in cash                                                   (1,351,457)         (30,715)
Cash at beginning of period                                         5,780,672          102,248
                                                                   -----------        ---------
Cash at end of period                                             $ 4,429,215        $  71,533
                                                                   ===========        =========
Supplemental disclosure to statements of cash flows:
     Cash interest paid                                           $     1,100        $     442




   The accompanying notes are an integral part of these financial statements.

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts expressed in United States Dollars)
                                   (Unaudited)

1.   Basis for Preparation of the Consolidated Financial Statements

        The consolidated financial statements have been prepared by American Craft Brewing International Limited ("AmBrew International") and its subsidiaries (collectively, the "Company"), without audit, with the exception of the October 31, 1996 consolidated balance sheet. The financial statements include consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods have been made.

        These financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended October 31, 1996, and the footnotes thereto included in the Company's Annual Report on Form 10-K.

2.   Basis of Presentation

        The consolidated financial statements include the accounts of AmBrew International and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.   Acquisition

        In December 1996, the Company purchased 95% of the outstanding capital stock of Atlantis Import Company Incorporated, now AmBrew USA, for approximately $100,000 plus an agreement to pay certain royalties in the future.

4.   Net loss per common share

        Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the periods, on the basis that the Share Exchange, the Share Split and the Merger (as defined in the Form 10-K) had been consummated prior to the periods presented. Average common equivalent shares for common stock warrants have not been included, as the computation would not be dilutive.

5.   Inventories

        Inventories are composed of the following:


                                                January 31,         October 31,
                                                   1997                1996
                                              -------------        ------------
 Raw materials                                   $  32,434            $ 31,451
 Work-in-process and finished goods                137,419               4,057
                                                 ---------           ----------
                                                 $ 169,853            $ 35,508
                                                 =========           =========


          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Amounts expressed in United States Dollars) (Unaudited)

6.   Subsequent Events

        Subsequent to January 31, 1997, the following events took place:

        a. On February 12, 1997, the Company entered into an employment contract with Mr. Peter W.H. Bordeaux. Mr. Bordeaux's new position with the Company is President and Chief Executive Officer. Mr. Bordeaux will continue to hold the position of Chairman of the Board. Under the terms of the contract Mr. Bordeaux will have a base compensation of $200,000 per annum with a bonus payment of $100,000 guaranteed for the first year only. Subsequent bonus payments will be dependent on the achievement of specified performance goals. The initial term of the employment contract is three years.

        b. On February 4, 1997, the final payment of $242,209 was remitted on the brewing equipment for Celtic Brew, LLC. The equipment was shipped in February 1997 and is scheduled to arrive at the Dublin site in March 1997. The lease for the site is in the final stages of negotiation. The final contribution to Celtic Brew, LLC was remitted during March 1997. The grand opening ceremonies for the Dublin brewery are scheduled for April 1997.

        c. On February 4, 1997, the Company placed an additional down payment of $85,903 on the equipment for the Tecate brewery. The site is undergoing initial preparation in anticipation of the equipment's arrival. The equipment is scheduled to ship and arrive at the Tecate site in April 1997. The grand opening ceremonies are scheduled for May 1997.

        d. On February 14, 1997, the Company signed a consultant agreement with Mr. David Haines. The agreement is effective from January 1, 1997 through October 31, 1997. Mr. Haines will have a per annum compensation of $66,000 inclusive of allowances. Mr. Haines will continue to hold his position as Director.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The following discussion addresses the Company's consolidated financial condition and results of operation, which, for the three months ended January 31, 1996 includes only the Hong Kong brewing and distribution subsidiaries, South China Brewing Company Limited ("South China") and SCBC Distribution Company Limited ("SCBC"). The consolidated information as of and for the three months ended January 31, 1997 also includes AmBrew International, AmBrew USA, Celtic Brew, LLC ("Celtic Brew") and Cerveceria Rio Bravo, S.A. de C.V. ("Cerveceria Rio Bravo"). Celtic Brew and Cerveceria Rio Bravo had not commenced operations as of January 31, 1997. In addition, the period-to-period presentation set forth under "Results of Operations" will not necessarily be indicative of future results and future net losses can be expected as increased expenses are incurred in connection with the establishment of expansion breweries that the Company proposes to establish and operate, either through wholly-owned subsidiaries or through majority-owned or otherwise Company-controlled joint venture arrangements with strategic local partners.

        With the exception of historical information, the matters discussed herein are "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995. Such forward looking statements are subject to risks, uncertainties and other factors which could differ materially from future results implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to, the Company's ability to establish and operate additional breweries on a timely basis, increased acceptance by consumers of the Company's brands and development by the Company of new brands of beer and the Company's ability to finance and additional capital expenditures once the proceeds of the Offering have been committed.

Results of Operations

        The following table sets forth certain line items from the Company's consolidated statements of operations expressed as a percentage of net sales for the periods ended January 31, 1997 and 1996.


                                                         Three Months Ended
                                                   January 31, 1997   January 31, 1996
                                                   ----------------   ----------------
        Net Sales                                          100%             100%
        Cost of Sales                                       64%              19%
        Gross Profit                                        36%              82%
        Selling, general and administrative expenses       218%              72%
        Operating income (loss)                           (282%)             10%
        Interest (income) expense, net                      (7%)             10%
        Net income (loss)                                 (187%)             --

        Net Sales. For the three months ended January 31, 1997 and 1996 the Company had net sales of $174,564 and $124,544, respectively. The growth in sales resulted from the recently acquired distribution rights to the Cerveza Mexicali and Charles Wells labels, which offset a sales decrease at the South China Brewery. The sales of the South China Brewery's proprietary brands accounted for 30% of the Company's net sales and contract brewing accounted for 8% of the Company's net sales. During that same time period, sales of the Cerveza Mexicali and Charles Wells labels accounted for 62% of the Company's net sales. Neither Celtic Brew, nor Cerveceria Rio Bravo had sales during the period.

        The South China Brewery is a party to custom brewing contracts with Delaney's (Wanchai) Limited, owner of Delaney's Irish Pub ("Delaney's"), and Iconic America ("Iconic"). The custom brewing contract with Delaney's expires in September 1997 and the contract with Iconic expires in August 1997.

        The South China Brewery had net sales of $66,815 for the three months ended January 31, 1997, a decline of $57,830 compared to those experienced during the first quarter of 1996. This decline is due mainly to a reduction in the volume of custom brewing under the contracts with Delaney's and Iconic, compared to the volumes under the previous contracts. The South China Brewery also continued to experience seasonally low sales volumes during the holiday season. The Company is actively seeking additional customers and other opportunities to increase revenues from the South China Brewery. The South China Brewery will begin exporting its proprietary brands during the first half of 1997. AmBrew USA will distribute the product via its national distribution network.

        Cost of Sales. Cost of sales increased as a percentage of sales to 64% in for the three months ended January 31, 1997 from 18% in the corresponding period in 1996. The increase is primarily the result of the acquisition of AmBrew USA during the quarter. AmBrew USA's cost of sales for the three months ended January 31, 1997 was $89,625, or 83% of sales. AmBrew USA's cost of sales is higher than the South China Brewery's as it functions solely as a distributor. Also, the South China Brewery's cost of sales increased to 33% of sales from 18% in the prior year due to less efficient use of equipment and resources as a result of under utilized capacity.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended January 31, 1997 and 1996 were $380,625 and $89,810, respectively. The increase is primarily attributable to the addition of AmBrew International, with expenses of $198,412, AmBrew USA, with expenses of $21,267, and Cerveceria Rio Bravo, with rent expenses of $29,167. The remainder of the increase relates to additional salaries and marketing costs at the South China Brewery.

        Net Interest Expense. Net interest (income) expense for the three months ended January 31, 1997 and 1996 was ($11,929) and $12,219, respectively. The increased income relates to the investment of the proceeds from the initial public offering.

Liquidity and Capital Resources

        The Company's material commitments for future capital expenditures relate primarily to the financing of the proposed expansion breweries. The Company has placed an order for twenty micro-brewery systems with Micro Brew Systems and made a $200,000 non-refundable deposit on the equipment. For the period ended January 31, 1997, the Company paid additional down payments of $340,081 on two systems in production for the Dublin and Tecate expansion breweries. In addition the Company placed a down payment of $131,927 for five bottling systems to be used at selected expansion brewery sites. The Company is required to pay the remaining balances of $615,842 for the equipment in production, as it is completed and ready for shipment.

        In addition to the deposits and down payments placed for brewery equipment, the Company has also placed deposits totaling $350,000 in connection with the distribution rights of the Cerveza Mexicali label.

        At January 31, 1997, the South China Brewery had fixed capital lease obligations of $ 12,885, $17,179 and $6,025, respectively, for each of the three years in the period ending October 31, 1999. At January 31, 1997, the South China Brewery had $77,123 in operating lease commitments over the two year period ending October 31, 1998 relating to its warehouse and brewery facility.

        At January 31, 1997, AmBrew International had an operating lease obligation of $66,540 over the three year period ending November 30, 1999 relating to the lease of its corporate office. AmBrew International Limited also had operating lease obligations of $29,331 for the three years ending January 31, 2000 relating to company vehicles. Additionally, AmBrew International has fixed annual salary expenses of $538,000 related to various employment agreements with its employees, including the contract with Mr. Peter Bordeaux.

        At January 31, 1997, Cerveceria Rio Bravo had obligations of $385,500 for the period ending September 10, 2001 in connection with a related party operating lease for its brewery site.

        At January 31, 1997, approximately $4,128,015 of the proceeds from the initial public offering remained invested in tax-exempt interest-bearing accounts and $10,346 was invested in interest bearing accounts. The Company expects to be able to finance, using its own funds, funds provided by joint venture partners and third party financing, if available, up to six expansion breweries in 1997, including the Tecate and Dublin breweries. The Company expects that it will require additional external financing in 1998 to continue its expansion and to meet working capital requirements. The Company may seek such additional financing in the form of additional equity or borrowed funds. The Company has not yet begun to investigate the potential availability of such additional financing whether in the form of debt of equity.

        The Company believes that its working capital will provide it with sufficient capital resources and liquidity to meet its foreseeable needs.

PART II- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.0 Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    AMERICAN CRAFT BREWING
                                                    INTERNATIONAL LIMITED
Date: March 14, 1997
                                                    /s/ James L. Ake
                                                    ---------------------------
                                                    James L. Ake
                                                    Executive Vice President,
                                                    Chief Operating Officer
                                                    and Secretary