Form 10-Q
period 1997-04-30
AMERICAN CRAFT BREWING INTERNATIONAL LTD
filed 1997-06-16
CIK 1014061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended April 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to _________

                         Commission File Number 1-12119

                  AMERICAN CRAFT BREWING INTERNATIONAL LIMITED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Bermuda                                      72-123940
------------------------------            ------------------------------------
State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or  organization

One Galleria Boulevard, Suite 1714, Metairie, Louisiana               70001
-------------------------------------------------------             ----------
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

                  Number of shares of common stock outstanding
                          At June 16, 1997: 3,696,876

                  AMERICAN CRAFT BREWING INTERNATIONAL LIMITED
                                   FORM 10-Q

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited):

         Consolidated Balance Sheets-
              April 30, 1997 and October 31, 1996

         Consolidated Statements of Operations-
              Three and six months ended April 30, 1997 and 1996

         Consolidated Statements of Cash Flows-
              Six months ended April 30, 1997 and 1996

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

SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Amounts expressed in United States Dollars)

                                                             April 30,     October 31,
                                                               1997           1996
                                                            -----------    -----------
ASSETS                                                      (Unaudited)     (Audited)
Current assets:
     Cash and cash equivalents                              $ 2,432,071    $ 5,780,672
     Accounts receivable, net of allowance for doubtful
         accounts of $1,500 and $1,500                          167,299         73,581
     Inventories                                                173,528         35,508
     Prepaids and other current assets                          294,819        126,465
                                                            -----------    -----------
           Total current assets                               3,067,717      6,016,226

Equipment and capital leases, net                             2,191,936        663,830
Other assets                                                    970,085        235,749
Notes receivable from officer/shareholder                        35,000             --
Deferred tax assets                                             109,538         85,501
                                                            -----------    -----------
           Total assets                                     $ 6,374,276    $ 7,001,306
                                                            ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities               $   265,322    $   242,014
     Capital lease obligations, current portion                  17,462         12,858
                                                            -----------    -----------
           Total current liabilities                            282,784        254,872

Capital lease obligations, net of current portion                22,833         17,364
                                                            -----------    -----------
           Total liabilities                                    305,617        272,236

Minority Interests                                              393,155             --

Commitments and Contingencies                                        --             --

Shareholders' equity:
     Preferred stock, $0.01 par, 500,000 shares
         authorized, none issued                                     --             --
     Common stock, $0.01 par, 10,000,000 shares
         authorized, 3,696,876 shares issued
         and outstanding                                         36,969         36,969
     Common stock warrants, 2,090,876 outstanding               181,906        181,906
     Additional paid-in capital                               7,388,205      7,388,205
     Cumulative translation adjustment                          (31,211)            --
     Accumulated deficit                                     (1,900,365)      (878,010)
                                                            -----------    -----------
            Total shareholders' equity                        5,675,504      6,729,070
                                                            -----------    -----------
            Total liabilities and shareholders' equity      $ 6,374,276    $ 7,001,306
                                                            ===========    ===========


   The accompanying notes are an integral part of these financial statements.

         AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts expressed in United States Dollars)
                                  (Unaudited)

                                                    Three Months Ended             Six Months Ended
                                                --------------------------    --------------------------
                                                 April 30,      April 30,      April 30,      April 30,
                                                   1997           1996           1997           1996
                                                -----------    -----------    -----------    -----------
Net sales                                       $   158,837    $   120,209    $   333,401    $   244,753
Cost of  sales                                     (106,358)       (20,456)      (217,780)       (43,055)
                                                -----------    -----------    -----------    -----------
Gross profit                                         52,479         99,753        115,621        201,698

Selling, general and administrative expenses        764,161        117,284      1,144,786        207,094
Interest (income) expense, net                      (20,163)        12,689        (32,092)        24,908
Other expense, net                                   32,501            509         68,548            888
                                                -----------    -----------    -----------    -----------
      Total expenses                                776,499        130,482      1,181,242        232,890

Loss before income taxes                           (724,020)       (30,729)    (1,065,621)       (31,192)
Income tax benefit                                    9,550          5,071         24,037          5,147
                                                -----------    -----------    -----------    -----------
Loss after income taxes                            (714,470)       (25,658)    (1,041,584)       (26,045)

Minority interests                                   19,000             --         19,229             --
                                                -----------    -----------    -----------    -----------

Net loss                                        $  (695,470)   $   (25,658)   $(1,022,355)   $   (26,045)
                                                ===========    ===========    ===========    ===========

Net loss per common share                       $     (0.19)   $     (0.01)   $     (0.28)   $     (0.01)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares outstanding     3,696,876      2,067,273      3,696,876      2,067,273
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

                                                                              Six Months Ended
                                                                         --------------------------
                                                                          April 30,      April 30,
                                                                            1997           1996
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $(1,022,355)   $   (26,045)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                          47,947         31,119
       Deferred income taxes                                                 (24,037)        (5,147)
       Minority interests                                                    (19,229)            --
       Increase in operating assets, net of assets acquired:
         Accounts receivable                                                 (91,078)       (39,482)
         Inventories                                                        (116,490)        (6,663)
         Prepaids and other current assets                                  (171,871)       (12,012)
         Other assets                                                       (661,785)            --
         Notes receivable from officer/shareholder                           (35,000)            --
       Decrease in operating liabilities, net of liabilities acquired:
         Accounts payable and accrued liabilities                             23,945         (2,596)
                                                                         -----------    -----------
       Net cash used in operating activities                              (2,069,953)       (60,826)
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                 (1,610,805)       (59,098)
    Investment in AmBrew USA, net of cash received                           (90,502)            --
                                                                         -----------    -----------
       Net cash used in investing activities                              (1,701,307)       (59,098)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Contribution from joint venture partner                                  434,525             --
    Payment of capital lease obligations                                      (4,924)        (5,783)
    Subscription monies received in advance                                       --        117,659
    Stock issuance costs paid                                                     --        (31,468)
    Repayment of bank loan                                                        --        (56,500)
                                                                         -----------    -----------
       Net cash provided by financing activities                             429,601         23,908
                                                                         -----------    -----------

    Effect of exchange rate changes on cash                                   (6,942)            --
                                                                         -----------    -----------
Decrease in cash                                                          (3,348,601)       (96,016)
Cash at beginning of period                                                5,780,672        102,248
                                                                         -----------    -----------
Cash at end of period                                                    $ 2,432,071    $     6,232
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:
    Cash interest paid                                                   $     1,000    $    25,090


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

         These financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended October 31, 1996, and the footnotes thereto included in the Company's Annual Report on Form 10-K (the "Form 10-K").

2.    Basis of Presentation

         The consolidated financial statements include the accounts of AmBrew International and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.


3.    Net loss per common share

         Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the periods, on the basis that the Share Exchange, the Share Split and the Merger (as defined in the Form 10-K) had been consummated prior to the periods presented. Average common equivalent shares for common stock warrants and options have not been included, as the computation would not be dilutive.


4.    Inventories

         Inventories are composed of the following:

                                                        April 30,  October 31,
                                                          1997        1996
                                                        --------   -----------
              Raw materials                             $ 46,135    $ 31,451
              Work-in-process and finished goods         127,393       4,057
                                                        --------    --------
                                                        $173,528    $ 35,508
                                                        ========    ========

         AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Amounts expressed in United States Dollars)
                                  (Unaudited)

5.    Subsequent Events

         Subsequent to April 30, 1997, the following events took place:

         a. On May 1, 1997 the Company announced that it had reached a supply agreement with Anheuser-Busch, Inc. The agreement will enable the two companies to work together on future brewing and marketing projects. The companies are looking at ways to work together to address the growing demand for premium specialty beers through possible import and international ventures.

         b. On May 2, 1997 AmBrew USA entered into a sales and marketing distribution agreement with Dixie Brewing Co., Inc. The distribution agreement covers both domestic and export markets.

         c. On May 18, 1997 the bottling and labeling systems for Cerveceria Rio Bravo were shipped from the SMB Technik plant in Germany. In connection with this shipment an additional payment of $53,445 was made to SMB Technik. A balance of approximately $10,302 is due on June 24, 1997, as final payment for this shipment.

         d. On May 19, 1997 the final payment of $157,995 was made to JV Northwest for the Cerveceria Rio Bravo, S.A. de C.V. ("Cerveceria Rio Bravo") brewery system. Cerveceria Rio Bravo began brewing during the second half of May 1997.

         e. On June 7, 1997 a final payment of $127,635 was made to JV Northwest for the flash pasteurizers to be located at the South China Brewery Company ("South China"), Celtic Brew LLC ("Celtic Brew") and Cerveceria Rio Bravo. Additionally, a payment of $44,980 was made to Aeroglide for the tunnel pasteurizer to be located at Cerveceria Rio Bravo.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion addresses the Company's consolidated financial condition and results of operations, which, for the three months and six months ended April 30, 1996 includes only the Hong Kong brewing and distribution subsidiaries, South China Brewing Company Limited and SCBC Distribution Company Limited (collectively "the South China Brewery"). The consolidated information as of and for the three months ended April 30, 1997 also includes AmBrew International, AmBrew USA (which currently distributes beer in the United States), Celtic Brew, and Cerveceria Rio Bravo. Celtic Brew and Cerveceria Rio Bravo had not commenced brewing as of April 30, 1997, but expenses relating to the construction and startup of those operations are included in the results of operations for the three months and six months ended April 30, 1997. In addition, the period-to-period presentation set forth under "Results of Operations" will not necessarily be indicative of future results and future net losses can be expected as increased expenses are incurred in connection with the establishment of expansion breweries that the Company proposes to establish and operate, either through wholly-owned subsidiaries or through majority-owned or otherwise Company-controlled joint venture arrangements with strategic local partners.

         With the exception of historical information, the matters discussed herein are "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995. Such forward looking statements are subject to risks, uncertainties and other factors which could differ materially from future results implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to, the Company's ability to establish and operate additional breweries on a timely basis, increased acceptance by consumers of the Company's brands and development by the Company of new brands of beer and the Company's ability to finance additional capital expenditures once the proceeds of the Company's initial public offering have been committed.

RESULTS OF OPERATIONS

                  Net Sales. For the three months ended April 30, 1997 and 1996 the Company had net sales of $158,837 and $120,209, respectively. The Company experienced an increase in net sales of $38,628 for the three months ended April 30, 1997 compared to the three months ended April 30, 1996. For the six months ended April 30, 1997 and 1996 the Company had net sales of $333,401 and $244,753, respectively. The Company experienced an increase in net sales of $88,648. The increase in net sales for the three months and six months periods ended April 30, 1997 is primarily due to the addition of AmBrew USA. While the Company experienced a sales increase compared to the same period in 1996, the Company's sales for the three months ended April 30, 1997 decreased by $15,727 compared to three months ended January 31, 1997. Though the combined sales for the three months and six months ended April 30, 1997 increased compared to the same periods in 1996, the Company's subsidiaries had varying sales results.

                  For the three months ended April 30, 1997 the South China Brewery experienced a decline in sales of $39,394 compared to the same period in 1996. For the six months ended April 30, 1997 the South China Brewery experienced a decrease in sales of $98,866 compared to the same period in 1996. The removal of certain trade barriers resulted in a marked increase in the number and supply of import labels in the Hong Kong market. Despite continued intensive competition from such import labels the South China Brewery was able to increase sales compared to the first quarter. The South China Brewery experienced a sales increase of $14,000 for the three months ended April 30, 1997 compared to the three months ended January 31, 1997. The increase in sales was partly due to the continued acceptance of the South China Brewery's proprietary brands and the introduction of its new commemorative ale, Red Dawn Ale. The proprietary brands of South China Brewery accounted for 39% of the Company's net sales and contract brewing accounted for 12% of the Company's net sales for the three months ended April 30, 1997.

         While continuing to aggressively promote its existing brands, the South China Brewery recently introduced Red Dawn Ale, which was received with great enthusiasm. The ale was created to commemorate the historic "Handover" of Hong Kong to China. From its introduction through the three months ended April 30, 1997 Red Dawn Ale accounted for 3% of the Company's net sales. During the month of its introduction, April, Red Dawn Ale accounted for 15% of South China Brewery's sales.

         The South China Brewery is a party to custom brewing contracts with Delaney's (Wanchai) Limited, owner of Delaney's Irish Pub ("Delaney's"), and Iconic America ("Iconic"). The custom brewing contract with Delaney's expires in September 1997 and the contract with Iconic expires in August 1997.

         The sales of AmBrew USA's products accounted for approximately 49% of the Company's net sales for the three months ended April 30, 1997. For the six months ended April 30, 1997 the sales of AmBrew USA's products accounted for 56% of the Company's net sales. While the sales of AmBrew USA for the three months ended April 30, 1997 aided in increasing the Company's net sales from the corresponding period in 1996, AmBrew USA experienced a sales decrease from the first quarter of 1997 of $29,727. Sales for this quarter reflect the repositioning strategy of the AmBrew USA brands to better align them in the Company's overall market strategy. Sales have been intentionally curtailed in order to purge the distribution network of existing inventory of Cerveza Mexicali in preparation for the rollout of AmBrew International's own products as well as for future labeling and packaging changes. The inventory of Cerveza Mexicali has been purposely depleted in preparation for Cerveza Mexicali to be produced at Cerveceria Rio Bravo.

         With the introduction of Mexican produced Cerveza Mexicali, new branding for Charles Wells, and the addition of Dixie Brewing Co.'s products to the portfolio, the Company expects its sales to increase during the third quarter and beyond. In a continued effort to promote the sale of products from its breweries the Company has signed a supply agreement with Anheuser-Busch, Inc.

         The Company is proceeding with its efforts to import into the United States and other markets, the products from all its breweries during the third quarter of the Company's current fiscal year. The Company believes that the anticipated global distribution of its products will have a significant positive impact on net sales.

         Cost of Sales. Cost of sales increased as a percentage of sales to 67% for the three months ended April 30, 1997 from 17% in the corresponding period in 1996. The increase is primarily the result of the operations AmBrew USA, which was acquired in December of 1996. AmBrew USA's cost of sales is higher than the South China Brewery as it functions solely as a distributor. AmBrew USA's cost of sales for the three months ended April 30, 1997 was $72,427 or 93% of its net sales.

         The removal of certain trade barriers in Hong Kong and the resulting marked increase in import labels contributed to South China Brewery operating at underutilized capacity. The South China Brewery's cost of sales for the three months ended April 30, 1997 increased to 42% of sales from 17% in the three months ended April 30, 1996 as a result of underutilized capacity.

         For the six months ended April 30, 1997 the cost of sales increased as a percentage of sales to 65% from 18% in the corresponding period in 1996. This increase is primarily due to the addition of AmBrew USA and the less efficient use of equipment at the South China Brewery as described above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended April 30, 1997 and 1996 were $764,161 and $117,284, respectively. The increase is primarily attributable to the addition of AmBrew International, with expenses of $497,671, AmBrew USA, with expenses of $106,525, Cerveceria Rio Bravo, with expenses of $37,885 and Celtic Brew, with expenses of $18,604. The remainder of the increase relates to additional salaries and marketing costs at the South China Brewery. Selling, general and administrative expenses for the six months ended April 30, 1997 and 1996 were $1,144,786 and $207,094, respectively. The increase is due to the addition of AmBrew International, AmBrew USA, Celtic Brew and Cerveceria Rio Bravo and their corresponding selling, general and administrative expenses.

         AmBrew International experienced the high costs of selling, general and administrative expenses associated with being a publicly traded company. Such expenses include, but are not limited to annual meeting expenses, legal fees, audit fees and the preparation of required quarterly and annual reports.

         The increase in the selling, general and administrative expenses for AmBrew International were also caused in part by the addition of new personnel. During the quarter ended April 30, 1997 AmBrew International signed employment agreements with Peter Bordeaux, President and Chief Executive Officer, and C. Brooks Hamaker, Brewmaster. Mr. Hamaker will be instrumental in the planning, design and development of current and future breweries. During the six months ended April 30, 1997 the Company had also signed a consulting agreement with David Haines. This agreement will expire in October 1997. Additional costs were also incurred as AmBrew International continued to aggressively identify suitable joint venture partners and future brewery sites.

         Additionally, Celtic Brew and the South China Brewery also entered into new employment agreements. Celtic Brew signed an employment agreement with William Jenkins as Brewmaster. The South China Brewery signed employment agreements with Scott Ashen, General Manager, and Cory O'Neel, Brewmaster.

         Net Interest (Income) Expense. Net interest (income) expense for the three months ended April 30, 1997 and 1996 was ($20,163) and $12,689, respectively and for the six months ended April 30, 1997 and 1996 was ($32,092) and $24,908 respectively. The increased income relates to the investment of the proceeds from the Company's initial public offering. Additionally, loans payable were eliminated with proceeds from the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's material commitments for future capital expenditures relate primarily to the financing of the proposed expansion breweries. The Company previously placed an order for twenty micro-brewery systems with Micro Brew Systems and made a $200,000 non-refundable deposit on the equipment. For the period ended April 30, 1997, the Company paid the balance due of $241,326 on the system completed for Celtic Brew. The Company also made a partial payment of $318,975 for system to be located at Cerveceria Rio Bravo. In addition, the Company placed a down payment of $85,090 with JV Northwest for flash pasteurizing equipment, $31,866 with Beverage Machinery Service for kegging equipment and $34,220 with Aeroglide for a tunnel pasteurizer. The Company is required to pay the remaining balances of $473,881 for the equipment in production, as it is completed and ready for shipment.

         In addition to the deposits and down payments placed for brewery equipment, the Company has also placed deposits totaling $350,000 in connection with the distribution rights of the Cerveza Mexicali label.

         At April 30, 1997, the South China Brewery had fixed capital lease obligations of $8,586, $17,172 and $6,885 respectively, for each of the three years in the period ending October 31, 1999. At April 30, 1997, the South China Brewery had $53,126 in operating lease commitments over the period ending October 31, 1998 relating to its warehouse and brewery facility.

         At April 30, 1997, AmBrew International had an operating lease obligation of $60,669 over the period ending November 30, 1999 relating to the lease of its corporate office. AmBrew International also had operating lease obligations of $47,224 for the period ending February 28, 2000 relating to company vehicles. Additionally, the Company has fixed annual salary expenses of $683,516 related to various employment agreements with its employees.

         At April 30, 1997, Cerveceria Rio Bravo had obligations of $366,750 for the period ending September 10, 2001 in connection with a related party operating lease for its brewery site.

         At April 30, 1997, approximately $2,213,950 of the proceeds from the initial public offering remained invested in tax-exempt interest-bearing accounts and $2,192 was invested in interest bearing accounts. The Company expects to be able to finance, using its own funds, funds provided by joint venture partners and third party financing, if available, up to six expansion breweries or the equivalent capacity in fiscal 1997, including the Tecate and Dublin breweries. The Company expects that it will require additional external financing in 1998 to continue its expansion and to meet working capital requirements. The Company may seek such additional financing in the form of additional equity or borrowed funds. The Company has not yet begun to investigate the potential availability of such additional financing whether in the form of debt or equity.

         The Company believes that its working capital will provide it with sufficient capital resources and liquidity to meet its foreseeable needs.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) At the second annual general meeting of the Company on April 22, 1997, the following resolutions were adopted by the affirmative vote of the shareholders of the Company, as specified below:


         (i) that the following directors be elected until the third annual general meeting of the Company or until their respective successors are elected or appointed:

             NOMINEE                           FOR             WITHHELD
             Peter W. H. Bordeaux              2,414,483         3,100
             John F. Beaudette                 2,416,483         2,100
             Federico G. Cabo Alvarez          2,416,483         2,100
             Wyndam H. Carver                  2,414,483         3,100
             David K. Haines                   1,501,083       916,500
             Joseph E. Heid                    2,414,483         3,100
             Charles F. Jarvie                 2,414,483         3,100
             Edward F. McDonnell               2,414,483         3,100
             Susanna E. Townsend               2,413,483         4,100
             Steven A. Rothstein               2,414,483         3,100

             TOTAL SHARES VOTED     2,417,583

         (ii) that the Company's 1996 Stock Option Plan (the "Plan") be amended to increase the number of shares of Common Stock reserved for issuance thereunder by an additional 300,000 shares to a total of 600,000 shares and to ensure that the stock options granted under the Plan continue to qualify as performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended;

             FOR         AGAINST    WITHHELD     TOTAL         BROKER NO VOTE
             663,754     16,650     919,900      1,600,304     817,279

         (iii) that Arthur Andersen LLP be appointed auditors of the Company to hold office until the close of the third annual general meeting.

             FOR         AGAINST    WITHHELD     TOTAL
             2,411,083   2,500      4,000        2,417,583

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:


         3.1 - Memorandum of Amalgamation of the Company (incorporated by reference to Exhibit 3.1 of the Company's registration statement on Form S-1 (file no. 333-6033) (the "Registration Statement").

         3.2  - By-Laws of the Company (incorporated by reference to Exhibit
                3.2 of the Registration Statement).

         10.1 - Amended and Restated Stock Option Plan of the Company.*

         10.2 - Brewmaster Employment Agreement between South China Brewing Company Limited and Cory O'Neel, effective March 20, 1997.*

         10.3 - General Manager Employment Agreement between South China Brewing Company Limited and Scott Ashen, effective February 1, 1997.*

         10.4 - Employment and Non-Competition Agreement between the Company and Peter W. H. Bordeaux.*

         10.5 - Contract Brewing and Packaging Agreement between
                Anheuser-Busch, Incorporated and the Company, dated April 29, 1997.*

         10.6 - Consulting Agreement among the Company, the South China Brewing Company Limited, David K. Haines and Lunar Holdings, Limited, dated February 14, 1997.*

         10.7 - Employment Agreement between the Company and C. Brooks Hamaker, effective March 10, 1997.*

         10.8 - Employment Agreement between the Company and William R. Jenkins, effective March 24, 1997.*

         27.0 - Financial Data Schedule.*

         *filed herewith

(b) Reports on Form 8-K.  None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMERICAN CRAFT BREWING
                                       INTERNATIONAL LIMITED

Date:  June 16, 1997                   /s/ James L. Ake
                                       ---------------------------------------
                                       James L. Ake
                                       Executive Vice President,
                                       Chief Operating Officer
                                       and Secretary


                                       /s/ Nancy R. Hernandez
                                       ---------------------------------------
                                       Nancy R. Hernandez
                                       Controller

                                 EXHIBIT INDEX


       EXHIBIT
       NUMBER                    DESCRIPTION
       -------                   -----------
         3.1  - Memorandum of Amalgamation of the Company (incorporated by reference to Exhibit 3.1 of the Company's registration
                statement on Form S-1 (file no. 333-6033) (the "Registration
                Statement").

         3.2  - By-Laws of the Company (incorporated by reference to Exhibit
                3.2 of the Registration Statement).

         10.1 - Amended and Restated Stock Option Plan of the Company.*

         10.2 - Brewmaster Employment Agreement between South China Brewing
                Company Limited and Cory O'Neel, effective March 20, 1997.*

         10.3 - General Manager Employment Agreement between South China
                Brewing Company Limited and Scott Ashen, effective February 1,
                1997.*

         10.4 - Employment and Non-Competition Agreement between the Company and Peter W. H. Bordeaux.*

         10.5 - Contract Brewing and Packaging Agreement between
                Anheuser-Busch, Incorporated and the Company, dated April 29,
                1997.*

         10.6 - Consulting Agreement among the Company, the South China
                Brewing Company Limited, David K. Haines and Lunar Holdings,
                Limited, dated February 14, 1997.*

         10.7 - Employment Agreement between the Company and C. Brooks
                Hamaker, effective March 10, 1997.*

         10.8 - Employment Agreement between the Company and William R.
                Jenkins, effective March 24, 1997.*

         27.0 - Financial Data Schedule.*

         *filed herewith