Form 10-Q/A
period 1997-04-30
AMERICAN CRAFT BREWING INTERNATIONAL LTD
filed 1997-06-17
CIK 1014061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended April 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to _________

                         Commission File Number 1-12119

                  AMERICAN CRAFT BREWING INTERNATIONAL LIMITED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Bermuda                                      72-1323940
------------------------------            ------------------------------------
State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or  organization

One Galleria Boulevard, Suite 1714, Metairie, Louisiana               70001
-------------------------------------------------------             ----------
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

Date:  June 17, 1997                   /s/ James L. Ake
                                       ---------------------------------------
                                       James L. Ake
                                       Executive Vice President,
                                       Chief Operating Officer
                                       and Secretary


                                       /s/ Nancy R. Hernandez
                                       ---------------------------------------
                                       Nancy R. Hernandez
                                       Controller

                                 EXHIBIT INDEX


       EXHIBIT
       NUMBER                    DESCRIPTION
       -------                   -----------
         27.0 - Amended Financial Data Schedule.*



         *filed herewith