Form 10-Q
period 1997-07-31
AMERICAN CRAFT BREWING INTERNATIONAL LTD
filed 1997-09-15
CIK 1014061

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________


                         Commission File Number 1-12119

                  AMERICAN CRAFT BREWING INTERNATIONAL LIMITED
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


         Bermuda                                           72-1323940
State or other jurisdiction of                         (I.R.S. Employer
Incorporation or  organization                         Identification No.)


   One Galleria Boulevard, Suite 1714,
         Metairie, Louisiana                                  70001
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


                       Yes   X       No
                          ---------     ---------


                  Number of shares of common stock outstanding
                        At September 12, 1997: 3,696,876

                  AMERICAN CRAFT BREWING INTERNATIONAL LIMITED
                  --------------------------------------------
                                   FORM 10-Q
                                   ---------

PART I   FINANCIAL INFORMATION
------------------------------

ITEM 1.   Financial Statements (unaudited):

          Consolidated Balance Sheets-
               July 31, 1997 and October 31, 1996

          Consolidated Statements of Operations-
               Three and nine months ended July 31, 1997 and 1996

          Consolidated Statements of Cash Flows-
               Nine months ended July 31, 1997 and 1996

          Notes to Consolidated Financial Statements (unaudited)


ITEM 2. Management's Discussion and Analysis of Financial Condition And Results of Operations


PART II   OTHER INFORMATION
--------  -----------------

ITEM 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
----------------------------

         AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Amounts expressed in United States Dollars)

                                            July 31,    October 31,
                                              1997          1996
                                          -----------   -----------
ASSETS                                    (Unaudited)    (Audited)
Current assets:
     Cash and cash equivalents            $    50,306    $5,780,672
     Accounts receivable, net of
      allowance for doubtful accounts
      of $37,500 and $1,500                   176,388        73,581
     Inventories                              299,776        35,508
     Prepaids and other current assets        276,899       126,465
                                          -----------    ----------
           Total current assets               803,369     6,016,226

Equipment and capital leases, net           3,333,412       663,830
Other assets                                1,341,744       235,749
Notes receivable from
 officer/shareholder                           35,000           ---
Deferred tax assets                           109,538        85,501
                                          -----------    ----------
           Total assets                   $ 5,623,063    $7,001,306
                                          ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued
      liabilities                         $   642,571    $  242,014
     Capital lease obligations, current
      portion                                  17,549        12,858
                                          -----------    ----------
           Total current liabilities          660,120       254,872

Capital lease obligations, net of
 current portion                               16,637        17,364
                                          -----------    ----------
           Total liabilities                  676,757       272,236


Minority Interests                            393,824           ---

Commitments and Contingencies

Shareholders' equity:
     Preferred stock, $0.01 par,
      500,000 shares authorized, none
      issued                                      ---           ---
   Common stock, $0.01 par, 10,000,000
    shares authorized, 3,696,876 shares
    issued and outstanding                     36,969        36,969
     Common stock warrants, 2,090,876
      outstanding                             181,906       181,906
     Additional paid-in capital             7,388,205     7,388,205
     Cumulative translation adjustment        (46,525)          ---
     Accumulated deficit                   (3,008,073)     (878,010)
                                          -----------    ----------
            Total shareholders' equity      4,552,482     6,729,070
                                          -----------    ----------
            Total liabilities and
             shareholders' equity         $ 5,623,063    $7,001,306
                                          ===========    ==========

   The accompanying notes are an integral part of these financial statements.

         AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts expressed in United States Dollars)
                                  (Unaudited)


                                                 Three Months Ended                  Nine  Months Ended
                                            July 31,            July 31,         July 31,          July 31,
                                              1997                1996             1997              1996
                                          -------------     -------------   ------------          ------------
Sales                                     $    546,012         $  110,954   $    879,413           $  355,707
Cost of  sales                                 428,111             31,692        645,891               74,747
                                          ------------         ----------   ------------           ----------
Gross profit                                   117,901             79,262        233,522              280,960

Selling, general and administrative
 expenses                                    1,261,185            153,932      2,405,971              361,026
Interest (income) expense, net                  (9,180)            11,178        (41,273)              36,086
Other (income) expense, net                     (2,181)               146         66,368                1,034
                                          ------------         ----------   ------------           ----------
      Total expenses                         1,249,824            165,256      2,431,066              398,146

Loss before income taxes                    (1,131,923)           (85,994)    (2,197,544)            (117,186)
Income tax benefit                                 ---              7,682         24,037               12,829
                                          ------------         ----------   ------------           ----------
Loss after income taxes                     (1,131,923)          ( 78,312)    (2,173,507)            (104,357)

Minority interests                              24,215                ---         43,444                  ---
                                          ------------         ----------   ------------           ----------

Net loss                                   ($1,107,708)          ($78,312)   ($2,130,063)           ($104,357)
                                          ============         ==========   ============           ==========

Net loss per common share                       ($0.30)            ($0.04)        ($0.58)              ($0.05)
                                          ============         ==========   ============           ==========

Weighted average number of shares
 outstanding                                 3,696,876          2,071,422      3,696,876            2,071,422
                                          ============         ==========   ============           ==========



   The accompanying notes are an integral part of these financial statements.

   AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                 (Amounts expressed in United States Dollars)
                                  (Unaudited)



                                                  Nine Months Ended
                                             July 31,            July 31,
                                               1997                1996
                                            ---------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                              ($2,130,063)          ($104,357)
     Adjustments to reconcile net loss
      to net cash used in operating
         activities:
         Depreciation and amortization         118,220              48,335
         Deferred income taxes                 (24,037)            (12,829)
         Minority interests                    (43,444)                ---
         Increase in operating assets,
          net of assets acquired:
              Accounts receivable, net        (101,066)            (61,040)
              Inventories                     (244,397)             (8,346)
              Prepaids and other
               current assets                 (156,806)            (23,971)
              Other assets                  (1,034,467)               (575)
              Notes receivable from
               officer/shareholder             (35,000)                ---
         Increase in operating
          liabilities, net of
          liabilities acquired:
              Accounts payable and
               accrued liabilities             403,760              41,287
                                          ------------          ----------
         Net cash used in operating
          activities                        (3,247,300)           (121,496)
                                          ------------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment                (2,849,133)            (69,953)
      Investment in AmBrew USA, net of
       cash received                           (90,502)                ---
                                          ------------          ----------
         Net cash used in investing
          activities                        (2,939,635)            (69,953)
                                          ------------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Contribution from joint venture
      partner                                  470,749                 ---
     Payment of capital lease
      obligations                              (10,953)             (9,424)
     Proceeds from issuance of stock               ---             117,231
     Proceeds from bridge notes                    ---             370,000
     Stock issuance costs paid                     ---            (254,035)
     Repayment of bank loan                        ---             (56,500)
     Repayment of shareholders' loans              ---             (20,638)
                                          ------------          ----------
         Net cash provided by financing
          activities                           459,796             146,634
                                          ------------          ----------
Effect of exchange rate changes on cash
 and cash equivalents                           (3,227)                ---
                                          ------------          ----------
Decrease in cash and cash equivalents       (5,730,366)            (44,815)
Cash and cash equivalents at beginning
 of period                                   5,780,672             102,248
                                          ------------          ----------
Cash and cash equivalents at end of
 period                                   $     50,306          $   57,433
                                          ============          ==========
SUPPLEMENTAL DISCLOSURE TO STATEMENTS
 OF CASH FLOWS:
     Cash interest paid                   $      2,329          $   36,421




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

     As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company is actively seeking additional sources of working capital in both the debt and equity markets. The Company presently has no major short or long term debt other than trade payables. Should the Company be unable to obtain financing it may not be able to pay its trade creditors on a timely basis or meet its various commitments related to future equipment purchases.


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


4. Inventories

     Inventories are composed of the following:

                                           July 31,    October 31,
                                             1997         1996
                                           --------   -----------
Raw materials                              $144,175      $31,451
Work-in-process and finished goods          155,601        4,057
                                           --------      -------
                                           $299,776      $35,508
                                           ========      =======

         AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Amounts expressed in United States Dollars)
                                  (Unaudited)

5. Related Party Transactions

     In January 1997, the Company obtained the U.S. distribution rights for the Cerveza Mexicali brand from a shareholder/director. A $250,000 deposit was placed with the shareholder/director as a down payment on the final purchase price to be determined by independent appraisal in June 1998. The deposit is recorded as an other asset in the accompanying balance sheet. The existing inventory was purchased from the shareholder/director for $114,667, and a royalty will be paid to this individual on all sales through June 1998. To date, sales of the Cerveza Mexicali brand have been invoiced and collected by the shareholder/director on behalf of AmBrew USA. Certain expenses incurred by the shareholder/director related to these sales are reimbursed using the cash receipts collected by the shareholder/director. The same shareholder/director holds the lease on the Cerveceria Rio Bravo facility.

     During fiscal 1997, AmBrew International entered a joint venture with Aidan McGuinness to operate Celtic Brew LLC ("Celtic Brew"), a brewery located in Enfield, county Meath, Ireland. AmBrew International has a 60% interest in the venture. Aidan McGuinness is also a partner in Twin Meadows, another joint venture that produces beer. The Celtic Brew and Twin Meadows breweries are both located in a building that is leased from Aidan and Mark McGuinness. Various operating costs are shared by Celtic Brew and Twin Meadows and are allocated between the companies. At July 31, 1997 accounts receivable includes $20,017 and accounts payable and accrued liabilities includes $25,245 due from/ to Twin Meadows.

6. Commitments

     In May 1997, the Company entered an agreement to market and distribute the products of Dixie Brewing Company ("Dixie"). As part of this agreement, the Company has committed to certain monthly minimum case purchases that accelerate over the three year term of the agreement. At July 31, 1997, $147,099 was recorded as other assets to reflect minimum payments made through that date, that can be applied to future purchases under the agreement. In connection with the agreement, the Company has made a $192,000 deposit and has provided Dixie a $100,000 advance to be repaid through future per case price reductions. At July 31, 1997 these amounts are recorded as other assets in the accompanying balance sheet. The Company has also agreed to purchase kegging equipment to be installed at Dixie, which will be repaid by Dixie through per keg price reductions beginning in the second year of the agreement.


7. Subsequent Events

     Subsequent to July 31, 1997, the following events took place:

     a. The Company has signed a Test Brewing Agreement with Anheuser-Busch, Incorporated that contains a provision for possible future contract brewing operations, at its Tecate, Mexico facility.

     b. AmBrew International reached a settlement with a non-related party arising from a previous claim, which was approved by the board of directors. The Company made a provision for the settlement of $153,700 during the period ended July 31, 1997.

     c. In August 1997, AmBrew International entered two 30-day promissory notes totaling $85,000, which bear interest at 12% per annum. Both notes are with shareholders, one of which is a director of the Company. In September 1997, AmBrew International entered a 30-day promissory note totaling $15,000, which bears interest at 12% per annum. The note is with the same non-director shareholder. The due date for the note maturing September 14, 1997, has been extended 30 days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion addresses the Company's consolidated financial condition and results of operations as of and for the three months and nine months ended July 31, 1997, which includes the operations of AmBrew International, AmBrew USA, the Company's U.S. beer distributor acquired in December 1996, Cerveceria Rio Bravo, S.A. de C.V. ("Cerveceria Rio Bravo") which commenced operations in May 1997 but had no sales as of July 31, 1997, Celtic Brew which commenced operations in May 1997 and had minimal sales beginning in June 1997, and the South China Brewery ("South China") which commenced operations in June 1995 and sales in November 1995. Expenses relating to the construction and startup of these operations at Cerveceria Rio Bravo and Celtic Brew are included in the results of operations for the three months and nine months ended July 31, 1997. In addition, the period-to-period presentation set forth under "Results of Operations" will not necessarily be indicative of future results. Future net losses can be expected as increased expenses are incurred in connection with the start up phase of the expansion breweries that the Company has established and operates.

     With the exception of historical information, the matters discussed herein are "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995. Such forward looking statements are subject to risks, uncertainties and other factors which could differ materially from future results implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to, the Company's ability to operate the existing breweries on a profitable basis, the Company's ability to establish and operate additional breweries on a timely basis, increased acceptance by consumers of the Company's brands and development by the Company of new brands of beer and the Company's ability to obtain additional financing for its operations and working capital requirements.

     In an effort to address initial start up costs and the need for working capital the Company has taken steps to: 1) implement more focused marketing and sales designed to increase sales of Cerveza Mexicali and Dixie products; 2) hire and retain highly qualified employees; 3) use bridge loans from shareholder/directors and others to fund operations until permanent financing can be obtained; and 4) reduce operating expenses. While management believes that these steps will be sufficient to sustain operations until permanent financing can be secured, no assurance can be given that permanent financing will be obtained. See Liquidity and Capital Resources below for a further discussion of the Company's current activities to address its cash position and its need for working capital.

RESULTS OF OPERATIONS

     Sales. For the three months ended July 31, 1997 and 1996 the Company had sales of $546,012 and $110,954, respectively, which represents an increase in sales of $435,058. For the nine months ended July 31, 1997 and 1996 the Company had sales of $879,413 and $355,707, an increase in sales of $523,706. The increase in sales for the three month and nine month periods ended July 31, 1997 is primarily due to the addition of AmBrew USA. Though the combined sales for the three months and nine months ended July 31, 1997 increased compared to the same periods in 1996, the Company's subsidiaries had varying sales results as described below.

     For the three months ended July 31, 1997 the South China Brewery experienced a decline in sales of $23,582 compared to the same period in 1996. One factor that resulted in lower sales during the current third quarter was the retrofitting of the brewery. During the retrofit, the South China Brewery was equipped with new electrical and other utility connections, and the floor, walls and ceiling were upgraded to comply with health standards. Additionally, the flash pasteurization unit arrived on site. These projects necessitated the suspension of brewery operations for an extended period of time during the current third quarter.

     Despite the retrofit, the South China Brewery was able to slightly increase sales compared to the second quarter of fiscal 1997. The South China Brewery experienced an increase in sales of $6,917 for the three months ended July 31, 1997 compared to the three months ended April 30, 1997. The increase in sales was partly due to the continued acceptance of the South China Brewery's proprietary brands and the introduction of its new commemorative ale, Red Dawn Ale.

     For the nine months ended July 31, 1997 the South China Brewery experienced a decrease in sales of $120,705 compared to the same period in 1996. This decrease in sales resulted from a variety of factors including: 1) significant competition from import beer products in the Hong Kong market; 2) reduced production of the brewery for an extended period of time for upgrades and installation of new equipment; 3) consolidation by a significant customer of its operations and purchases; and 4) change in brewery management including the general manager, head brewer and sales personnel.

     The proprietary brands of South China Brewery accounted for 13% of the Company's sales and contract brewing accounted for 3% of the Company's sales for the three months ended July 31, 1997. The South China Brewery's recent introduction of Red Dawn Ale, an ale created to commemorate the historic
"Handover" of Hong Kong to China, had a positive impact on sales.   For the
three months ended July 31, 1997 Red Dawn Ale accounted for 6% of the Company's sales and 35% of the South China Brewery's sales.

     The South China Brewery is a party to custom brewing contracts with Delaney's (Wanchai) Limited, owner of Delaney's Irish Pub ("Delaney's"), and Iconic America ("Iconic"). The custom brewing contract with Delaney's expires in September 1997 and the contract with Iconic expired in August 1997. Discussions are underway to renew the contracts. The South China Brewery is also seeking other contract brewing relationships in Hong Kong.

     During the quarter ended July 31, 1997 aggregate sales of Celtic Brew were $3,332. The sales of Celtic Brew accounted for less than 1% of the Company's
total sales for the quarter.    Celtic Brew experienced the normal delays and
start-up issues associated with any new venture. Subsequent to test brewing and recipe development the actual operational production and sales of beers did not begin until late June 1997. During the rest of the current third quarter, customers in Ireland were fitted with draft equipment and the Celtic Brew products began their introduction into the Irish pubs.

     Another factor affecting Celtic Brew's sales was the delay experienced in obtaining the bottling equipment and labeling equipment, which delayed sales of bottled products and the start date of export sales. The pasteurizer was installed during the third quarter and the bottling equipment has been delivered during the fourth quarter. Technicians from the labeler supplier are involved in fitting and starting the entire line. Bottled products for both domestic and export markets are expected to be available prior to the end of the current fiscal year.

     Customers have also been obtained in the United Kingdom for export by Celtic Brew of the Finian's brand. Exports to these locations will begin with the installation of the draft equipment at the establishments. The United Kingdom market is expected to be a significant portion of the Finian's brand sales. Export shipments to the United States will also have a significant impact on sales of the Finian's Brand.

     Operations at Cerveceria Rio Bravo began in late May 1997. Cerveceria Rio Bravo also experienced the normal start-up issues associated with any new venture. Since then Cerveceria Rio Bravo has been instrumental in the development of two test beers for the Company and for Anheuser-Busch. The first shipment of Mexican produced Cerveza Mexicali was made in September 1997. The Company believes that the advent of Mexican produced Cerveza Mexicali will have a significant positive impact on the sales and revenues of the Company.

     The sales of AmBrew USA accounted for $455,308 or approximately 84% of the
Company's sales for the three months ended July 31, 1997.    For the nine months
ended July 31, 1997, the sales of AmBrew USA accounted for $641,078 or 73% of the Company's sales. The increased sales for the current quarter are primarily attributed to AmBrew USA's distribution of products brewed by Dixie Brewing Company. There were very little sales of the Cerveza Mexicali brand as the Company continued to purge the existing product in wholesalers' and retailers' inventory, in preparation for the Cerveceria Rio Bravo production of Cerveza Mexicali.

     With the introduction of Mexican produced Cerveza Mexicali, new branding for Charles Wells, and Dixie Brewing Company's products in the portfolio, the Company expects its sales to increase during the fourth quarter, and beyond. In an effort to increase sales of Charles Wells products, AmBrew USA is currently working towards improving the package design.

     AmBrew USA is also actively seeking new products, both alcohol and non-alcohol based, to add to its sales mix. As part of that effort, AmBrew USA recently announced that it will handle the distribution of Tizer and Irn

Bru soft drinks in the United States, both of which are A.G. Barr PLC products. It is anticipated that distribution of these products will have a positive impact on the sales of the Company.

     As part of its developing national distribution network, AmBrew USA has added three field salespeople to its employee base to increase sales of existing AmBrew USA products as well as the introduction of all new products. AmBrew USA plans to add two additional field salespeople by the end of the next quarter. The combination of field sales personnel, quality products, and marketing ideas have been highly instrumental in securing distribution partners. AmBrew USA believes that this infrastructure will allow it to increase sales volume for its products.

     While the Company expected to begin importing its products into the United States and other markets by the end of the third quarter, due to equipment delays beyond the Company's control, that goal was not achieved. The Company is proceeding with its efforts to import into the United States and other markets the products from all its breweries. Barring any further delays with ordered equipment, the Company believes it will be importing products from all its breweries during the fourth quarter of the current calendar year. The Company believes that the anticipated international distribution of its products will have a significant positive impact on sales.

     Cost of Sales.   Cost of sales increased as a percentage of sales to 78%
for the three months ended July 31, 1997 from 29% in the corresponding period in 1996. The increase is primarily the result of the operations of AmBrew USA, which was acquired in December 1996. AmBrew USA's cost of sales is higher than that of the South China Brewery as it functions solely as a distributor. AmBrew USA's cost of sales for the three months ended July 31, 1997 was $394,471 or 87% of its sales.

     The South China Brewery's cost of sales for the three months ended July 31, 1997 increased to 36% of sales from 29% in the three months ended July 31, 1996
as a result of underutilized capacity.   The underutilized capacity was a result
of many contributing factors, including but not limited to the retrofit and intense competition from import beer products.

     For the nine months ended July 31, 1997, cost of sales increased as a percentage of sales to 73% from 21% in the corresponding period in 1996. This increase is primarily due to the addition of the operations of AmBrew USA and the less efficient use of equipment at the South China Brewery as described above.

     Selling, General and Administrative Expenses.   Selling, general and
administrative expenses for the three months ended July 31, 1997 and 1996 were $1,261,185 and $153,932, respectively. The increase is primarily attributable to the addition of the operations of AmBrew International, with expenses of $665,721 (including the settlement of a claim with a non-related party in the amount of $153,700), AmBrew USA, with expenses of $77,951, Cerveceria Rio Bravo, with expenses of $253,817 and Celtic Brew, with expenses of $59,371. The selling, general and administrative expenses for both Cerveceria Rio Bravo and Celtic Brew were mainly associated with the start up and grand openings for the respective facilities. The remainder of the increase, $50,393, relates to additional salaries and marketing costs at the South China Brewery. Selling, general and administrative expenses for the nine months ended July 31, 1997 and 1996 were $2,405,971 and $361,026, respectively. The increase is due to the addition of AmBrew International, AmBrew USA, Celtic Brew and Cerveceria Rio bravo and their corresponding selling, general and administrative expenses, which included depreciation and amortization of $60,554.

     The Company experienced the high general and administrative expenses associated with being a publicly traded company. Such expenses include, but are not limited to salaries, director's fees, legal fees, audit fees and the preparation of required quarterly and annual reports. During the quarter ended July 31, 1997, AmBrew International also awarded salary increases to certain key personnel. Additional costs were also incurred as AmBrew International continued to aggressively identify suitable joint venture partners, future brewery sites and sources of additional financing.

     The increase in the selling, general and administrative expenses for the Company was also caused in part by the addition of two field salespersons and one clerk to the AmBrew USA organization. During the quarter ended July 31, 1997, AmBrew USA has company salespersons located in the Los Angeles and Chicago
areas.   A third field salesperson was added in August in the New York / New
Jersey area.

     Net Interest (Income) Expense. Net interest (income) expense for the three months ended July 31, 1997 and 1996 was ($9,180) and $11,178, respectively, and for the nine months ended July 31, 1997 and 1996 was ($41,273) and $36,086, respectively. The increased income relates to the investment of the proceeds from the Company's initial public offering. Additionally, loans payable were eliminated with proceeds from the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's material commitments for future capital expenditures relate primarily to the financing of the proposed expansion breweries. The Company previously placed an order for twenty micro-brewery systems with JV Northwest
and made a $200,000 non-refundable deposit on the equipment.   During the period
ended July 31, 1997, the Company made down payments of $15,895 and $16,945 to VBW Brewing Services for the labeling machines for Celtic Brew and South China, respectively. During the period ended July 31, 1997, the Company paid the balance due of $285,630 on the completed brew system; $1,594 to Beverage Machinery Service for kegging equipment; $59,861 to SMB Technik for the bottling and labeling equipment; and $44,980 to Aeroglide for a tunnel pasteurizer for
Cerveceria Rio Bravo.   The Company made an additional payment of $33,255 for
the bottling equipment shipped to Celtic Brew, a ten percent balance remains
due.   In addition, the Company made a final payment of $127,635 to JV Northwest for flash pasteurizing equipment for all three breweries. The Company is required to pay the remaining balances of $32,840 for the equipment in production, as it is completed and ready for shipment.

     In addition to the deposits and down payments placed for brewery equipment, the Company has also placed deposits totaling $350,000 in connection with the distribution rights of the Cerveza Mexicali label.

     In connection with the marketing and distribution of the Dixie Brewing Company products the Company has placed a $192,000 security deposit, has extended a $100,000 advance and has made advance product purchases in the amount of $147,099. The Company has also committed to certain monthly minimum case purchases that accelerate over the three year term of the agreement.

     At July 31, 1997, the South China Brewery had fixed capital lease obligations of $2,897, $17,172 and $6,885 respectively, for each of the three
years in the period ending October 31, 1999.   At July 31, 1997, the South China
Brewery had $21,535 in operating lease commitments over the period ending October 31, 1998 relating to its warehouse and brewery facility.

     At July 31, 1997, AmBrew International had an operating lease obligation of $203,384 over the period ending June 14, 2002 relating to the lease of its corporate office. AmBrew International also had operating lease obligations of $43,175 for the period ending February 28, 2000 relating to company vehicles. Additionally, the Company has fixed annual salary expenses of $748,259 related to various employment agreements with its employees.

     At July 31, 1997, Cerveceria Rio Bravo had obligations of $348,000 for the period ending September 10, 2001 in connection with a related party operating lease for its brewery site.

     At July 31, 1997, Celtic Brew had obligations of $62,498 for the period ending March 30, 2002 in connection with a related party operating lease for its brewery site.

     At July 31, 1997, approximately $30,649 of the proceeds from the initial public offering remained invested in tax-exempt interest-bearing accounts and
$2,467 was invested in interest bearing accounts.   In August 1997, the Company
borrowed $35,000 from a shareholder and $50,000 from a shareholder/director of the Company so that the Company could meet its short-term cash requirements. The loan from the shareholder originally matured on September 14, 1997, but the maturity date was recently extended to October 14, 1997. The loan from the shareholder/director will initially mature on September 27, 1997. The Company borrowed an additional $15,000 from the same shareholder during September 1997 due on October 8, 1997.

     The Company's projections indicate that it needs approximately one million dollars to fund operations through the middle of the first quarter of calendar 1998, at which time the Company projects it will achieve positive cash flow. In order for the Company to continue its operations and to address the current cash position and the need for working capital, the Company is pursuing both immediate and long term financial assistance in both the debt and equity markets. Specifically, the Company is 1) currently having discussions with domestic and foreign banks for debt financing (it should be noted that the Company has no long term debt), 2) utilizing the resources of its individual members of its Board of Directors and shareholders, 3) having discussions with investors about both debt and equity investments, and 4) looking for joint venture partners for the South China Brewery and for Cerveceria Rio Bravo to purchase minority shareholdings from the Company in each location. There can be no assurance that such debt financing or capital will be available or, if available, under terms and conditions acceptable to the Company. The Company's inability to obtain additional capital would result in a material adverse effect on the Company's ability to pay creditors on a timely basis or meet its various commitments related to future equipment purchases and operations.

     The Company believed it would be able to finance up to six expansion breweries in 1997 or its equivalent capacity. The Company currently has the equivalent capacity of three prototype expansion breweries at its Tecate site and the equivalent of one prototype brewery at each of its Hong Kong and Ireland
sites.   In total the Company has the equivalent capacity of five prototype breweries. If the Company is able to obtain additional financing, the Company intends to expand its capacity at the Tecate, Mexico facility to 30,000 barrels, which is the equivalent capacity of six prototype expansion breweries, bringing the Company's total equivalent capacity to 8 prototype breweries by the end of its 1997 fiscal year. The Company has postponed any further expansion until 1998 and until it can obtain additional working capital.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:


     3.1 - Memorandum of Amalgamation of the Company (incorporated by reference to Exhibit 3.1 of the Company's registration statement on Form S-1 (file no. 333-6033) (the "Registration Statement").

     3.2 - By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement).

    10.21- Amended and Restated Stock Option Plan of the Company (previously filed as Exhibit Number 10.1 to the Company's Form 10-Q for the fiscal quarter ended April 30, 1997 and hereby renumbered as Exhibit No. 10.21).

    10.22- Brewmaster Employment Agreement between South China Brewing Company Limited and Cory O'Neel, effective March 20, 1997 (previously filed as Exhibit Number 10.2 to the Company's Form 10-Q for the fiscal quarter ended April 30, 1997 and hereby renumbered as Exhibit No. 10.22).

    10.23- General Manager Employment Agreement between South China Brewing Company Limited and Scott Ashen, effective February 1, 1997 (previously filed as Exhibit Number 10.3 to the Company's Form 10-Q for the fiscal quarter ended April 30, 1997 and hereby renumbered as Exhibit No. 10.23).

    10.24- Employment and Non-Competition Agreement between the Company and Peter W. H. Bordeaux (previously filed as Exhibit Number 10.4 to the Company's Form 10-Q for the fiscal quarter ended April 30, 1997 and hereby renumbered as Exhibit No. 10.24).

    10.25- Contract Brewing and Packaging Agreement between Anheuser-Busch, Incorporated and the Company, dated April 29, 1997 (previously filed as Exhibit Number 10.5 to the Company's Form 10-Q for the fiscal quarter ended April 30, 1997 and hereby renumbered as Exhibit No. 10.25).

    10.26- Consulting Agreement among the Company, the South China Brewing Company Limited, David K. Haines and Lunar Holdings, Limited, dated February 14, 1997 (previously filed as Exhibit Number 10.6 to the Company's Form 10-Q for the fiscal quarter ended April 30, 1997 and hereby renumbered as Exhibit No. 10.26).

    10.27- Employment Agreement between the Company and C. Brooks Hamaker, effective March 10, 1997 (previously filed as Exhibit Number 10.7 to the Company's Form 10-Q for the fiscal quarter ended April 30, 1997 and hereby renumbered as Exhibit No. 10.27).

    10.28- Employment Agreement between the Company and William R. Jenkins, effective March 24, 1997 (previously filed as Exhibit Number 10.8 to the Company's Form 10-Q for the fiscal quarter ended April 30, 1997 and hereby renumbered as Exhibit No. 10.28).

    10.29- General Manager/Brewmaster Employment Agreement dated July 18, 1997 between Cerveceria Rio Bravo and Clint D. Stromberg.*

    10.30- Exclusive Agency Agreement dated as of May 2, 1997 between AmBrew U.S.A., Inc. and Dixie Brewing Company, Inc.*

    10.31- Franchise Agreement dated June 30, 1997 between American Craft Brewing International Limited and A. G. Barr p.l.c.*

    10.32- Franchise Agreement dated June 30, 1997 between American Craft Brewing International Limited and A. G. Barr p.l.c.*

    10.33- Operating lease dated May 1, 1997 between Celtic Brew LLC and Aidan McGuinness and Mark McGuinness.*

    27   -  Financial Data Schedule.*

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


                                   AMERICAN CRAFT BREWING
                                   INTERNATIONAL LIMITED

Date:  September 15, 1997          /S/ James L. Ake
                                   -------------------------------------
                                   James L. Ake
                                   Executive Vice President,
                                   Chief Operating Officer and Secretary


                                   /s/ Nancy R. Hernandez
                                   -------------------------------------
                                   Nancy R. Hernandez
                                   Controller

INDEX TO EXHIBITS


NUMBER                        EXHIBIT
------                        -------



10.29 General Manager/Brewmaster Employment Agreement dated July 18, 1997 between Cerveceria Rio Bravo and
        Clint D. Stromberg

10.30 Exclusive Agency Agreement dated as of May 2, 1997 between AmBrew U.S.A., Inc. and Dixie Brewing Company, Inc.


10.31   Franchise Agreement dated June 30, 1997 between
        American Craft Brewing International Limited and A. G. Barr p.l.c.


10.32   Franchise Agreement dated June 30, 1997 between
        American Craft Brewing International Limited and A. G. Barr p.l.c.

10.33 Operating lease dated May 1, 1997 between Celtic Brew LLC and Aidan McGuinness and Mark McGuinness.

27      Financial Data Schedule