Form 10-K
period 1997-10-31
AMERICAN CRAFT BREWING INTERNATIONAL LTD
filed 1998-01-29
CIK 1014061

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ----------

                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                          THE SECURITIES ACT OF 1934

                  For the fiscal year ended October 31, 1997
                        Commission File Number 1-12119

                 AMERICAN CRAFT BREWING INTERNATIONAL LIMITED
            (Exact Name of Registrant as Specified in its Charter)

         Bermuda                                          72-1323940
(State or other jurisdiction of incorporation)          (I.R.S. Employer
                                                     Identification Number)


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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the voting stock held by non-affiliates of the Registrant on January 22, 1998, based on the closing price on that date of $1.125 on the Nasdaq SmallCap Market was $2,019,236*

          The number of shares outstanding of the Registrant's Common Stock as of January 21, 1998: 3,696,876.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement relating to the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.


* The aggregate market value of the voting stock held by non-affiliates was estimated by excluding only those shares held by directors, officers and principle shareholders filing schedule 13D and/or 13G.

                                  INTRODUCTION

          Definitions. Except where the context indicates otherwise, the term
          -----------
"Company" and "AmBrew International" means American Craft Brewing International Limited and its subsidiaries and predecessor organization.

          Presentation of Information.  Item numbers appearing in this Annual
          ---------------------------
Report correspond with those used in Securities and Exchange Commission Form 10-K, as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission on Form 10K. The information contained in this Annual Report is, unless indicated to be given as of a specified period, given as of the date of this Report, which is January 29, 1998.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

          The Company was incorporated in Bermuda on June 5, 1996. On July 30, 1996, American Craft Brewing International Limited, a British Virgin Islands company formerly known as Craft Brewing Holdings Limited ("Craft"), amalgamated into AmBrew International (the "Merger"). AmBrew International was the surviving company and its officers and directors remained in office after the Merger. On May 31, 1996, Craft acquired its entire interests in South China Brewing Company Limited ("South China"), a company incorporated in Hong Kong and formerly known as Forever Smooth Investments Limited, and SCBC Distribution Company Limited, a company incorporated in Hong Kong and formerly known as Arizona Limited ("SCBC," and collectively with South China, the "South China Brewery"), through the exchange (the "Share Exchange") of substantially all of the issued and outstanding shares of capital stock of South China and SCBC by the stockholders thereof for 23,750 shares of capital stock of Craft. This Share Exchange had the effect of consolidating ownership of the South China Brewery's operating companies into Craft. The Merger had the effect of transferring all of the assets (including the capital stock of South China and SCBC) and liabilities of Craft to AmBrew International, a company without material assets or liabilities prior to the Merger. Concurrent with the Share Exchange, Craft issued 1,250 shares of capital stock to certain investors in Hong Kong. Effective as of June 19, 1996, Craft consummated an eighty-for-one share split (the "Share Split") (as a result 2,000,000 shares were outstanding). Effective September 16, 1996, the Company completed an initial public offering of 1,580,000 shares of its common stock and 1,580,000 redeemable common stock purchase warrants at initial public offering prices of $5.50 and $0.10, respectively. Additionally, 236,000 redeemable stock purchase warrants were sold in October 1996.

          The Company owns and operates, either wholly or through a joint partnership: Cerveceria Rio Bravo, S.A. de C.V. ("Cerveceria Rio Bravo"), Mexico; Celtic Brew LLC ("Celtic Brew"), Ireland; and the South China Brewery, Hong Kong, which was sold on December 22, 1997. Cerveceria Rio Bravo, Celtic Brew and the South China Brewery are American-style specialty niche-breweries
established by the Company in selected locations.   Additionally, it owns a 95%
interest in AmBrew USA, Inc. ("AmBrew USA"), formerly Atlantis Import Company, a distributor of domestic and import beers and beverages.

          The South China Brewery commenced operations in June 1995, AmBrew USA was purchased in December 1996, Celtic Brew commenced operations in June 1997 and Cerveceria Rio Bravo commenced operations in June 1997. Their operations are subject to all the risks inherent in an emerging business enterprise. These include, but are not limited to, high expense levels relative to production, complications and delays frequently encountered in connection with the development and introduction of new products, the ability to recruit and retain accomplished management personnel, competition from established breweries, the need to expand production and distribution and the ability to establish and sustain product quality.

          In an effort to meet the distribution needs of domestic beer markets, the Company purchased a ninety-five percent (95%) interest in AmBrew USA, in December 1996. AmBrew USA is a distribution company, which distributes Company owned brands and beverages purchased from third parties, either domestically produced or imported. At present AmBrew USA currently only distributes beer and soft drinks. AmBrew USA is one of only a few independent distributors in the United States.

          The Company's American-style specialty niche-breweries produce fresh, high-quality, preservative-free, handcrafted beers using state-of-the-art American-manufactured brewing equipment. Handcrafted beers are distinguishable by their full flavor, which results from traditional brewing styles. The Company believes that American-style micro-brewing has growth potential in other key world markets and that Celtic Brew and Cerveceria Rio Bravo are models that can be adapted to other markets.

          The American-style micro-brewery concept has developed over the past ten years into the fastest growing segment of the American beer industry. American-style micro-breweries produce less than 15,000 barrels per year of hand-crafted beers in a variety of styles. The Company believes that the growing demand for micro-brewed beers in the United States is part of a broader shift in preferences on the part of a certain segment of consumers away from mass-produced products and toward high-quality, distinctive foods and beverages. While craft beers accounted for less than 2% of total United States beer consumption, sales volume of these beers grew by 50% during 1995. During 1996 craft beers accounted for approximately 2.8% of total United States beer consumption, with approximately a 25.6% increase in sales volume. It is estimated that for 1997 the market share was over 3.1%, with an estimated growth increase of 6-8%. AmBrew International believes that the demand for specialty niche beers is not limited to the United States and is committed to the production of a variety of specialty niche beers designed to appeal to a growing number of consumers in global markets.

          The Company's senior management has extensive experience in the international alcohol beverage industry. The Company utilizes its management's experience to identify new markets receptive to the American-style specialty niche-brewery concept and to seek out strategic local partners to co-invest in new micro-breweries in such markets. This knowledge of the international markets also assists AmBrew International in exporting products from various breweries around the world and offers opportunities for importing products to the United States as well. The Company believes its immediate opportunities for expansion are through its US based distribution company, AmBrew USA, through not only expanding sales of products from its own breweries, but also gaining a critical mass at the wholesale and retail trade level.

          Currently, the Company has no immediate plans to establish new breweries, but instead intends to focus on expanding its current facilities to establish greater economies of scale, subject to the availability of adequate
working capital. See Item 7 below.   The Company will continue efforts to
preliminarily identify locations in which to establish additional breweries for possible future expansion, subject to more extensive feasibility studies.


AMERICAN-STYLE MICRO-BREWERIES AND THE BREWING INDUSTRY

          American-style micro-breweries produce small quantities of fresh, high-quality, preservative-free hand-crafted beers. In 1995, craft brewers, both regional and micro, comprised the only growing segment of the United States beer market. During 1996 and 1997 the segment continued to experience growth. According to the Institute of brewing studies, 317 new breweries were established in the United States during 1996: no regional craft breweries (breweries producing between 15,000 and 500,000 barrels per year); 108 micro-breweries (breweries producing less than 15,000 barrels for off-premise sale); and 209 brew pubs (brewery restaurants that sell mostly on premise at the site). The Institute of brewing studies also determined that 20 brew pubs and 16 microbreweries closed down in the United States during 1996.

          AmBrew International believes that it can take advantage of this specialty niche market opportunity by selling high-quality, hand-crafted beers in certain international markets just as United States micro-brewers have done in domestic markets. While craft beers accounted for less than 2% of total United States beer consumption, sales volume of these beers grew by 50% in 1995 and had a compounded annual growth rate of approximately 47% during the period from 1985 through 1995. During 1996 craft beers accounted for approximately 2.8% of the market share and experienced a growth rate of approximately 25.6%. It is estimated that the market share was over 3% in 1997 and sales grew by 6-8%. At the same time the import beer segment in the United States has grown, while domestic sales, other than specialty beers, have declined.


CELTIC BREW

          During the first quarter of fiscal 1997, the Company made an initial investment in Celtic Brew LLC, a New York limited liability company, with its Irish investor, Mr. Aidan McGuinness, to establish and operate the Dublin, Ireland brewery. Mr. McGuinness is the owner of Premier Worldwide Beers (Ireland) Ltd. ("Premier Worldwide Beers") and Premier Worldwide Beers PLC of Croydon, England, importers and distributors of beers and other beverages in Ireland and the United Kingdom. Under the terms of the Operating Agreement of Celtic Brew, AmBrew International and Mr. McGuinness made initial capital contributions of $600,000 and $400,000, respectively, to the entity. Celtic Brew leases a recently built 3,800 square feet facility specifically designed for the micro-brewery in Enfield, County Meath, approximately 40 miles west of Dublin on the main east-west roadway from Dublin to Galway. Celtic Brew is a 20 barrel ("bbl") brewery designed to have an annual capacity of approximately 65,000 cases, to be expanded as the need arises. Additional fermentation and bright beer tanks are incorporated into the Celtic Brew facility to allow for a larger percentage of lager production. Initial packaging was in 30 and 50 liter kegs for the draft markets both in Ireland and the United Kingdom. A bottling and labeling line is operating for both the domestic and export markets.

          In April 1997 the Company and its local investor Mr. Aidan McGuinness, owner of Premier Worldwide Beers, celebrated the grand opening of the Dublin area brewery, which was attended by the Prime Minister of Ireland. Celtic Brew produces its specialty products in a state-of-the-art facility using traditional brewing methods. The General Manager, Dean McGuinness, son of Aidan McGuinness and all necessary staff have been appointed and are working at the brewery

          During fiscal 1997 the brewery operated at less than 10% of capacity, due to delays in the delivery of key ancillary equipment and some additional start up problems. However, at October 31, 1997 the majority of the production delays had been overcome. It is anticipated that the facility will be running at a much higher level of production during the first half of fiscal 1998, subject to demand by consumers for its products.

          The brewery is currently brewing two proprietary brands, Finian's Original Gold and Finian's Irish Red Ale. Both are available in kegs, but at
this time only Finian's Irish Red Ale is available in bottles.   The Company
intends to import into the United States Finian's Irish Red Ale, through AmBrew USA, during the first half of fiscal 1998. Premier Worldwide Beers will handle the distribution of brewery products in Ireland and the United Kingdom. Celtic Brew has received export orders for its products from France, Finland and the United Kingdom. As of the end of January 1998, Celtic Brew had orders for over 10,000 cases of beer, for immediate delivery.

CERVECERIA RIO BRAVO

          During June 1997, the Company celebrated the grand opening of its wholly owned Mexico brewery. The brewery, which is the only independent brewery in Mexico, is located in Tecate; North Baja California, Mexico just minutes from the California border, near San Diego. The Tecate brewery produces its specialty products in a state-of-the-art facility using traditional brewing methods. However, its capacity has been increased to accommodate the anticipated high demand for Mexican beers in the United States beer market.

          At October 31, 1997 the site had an annual capacity of 200,000 cases per year, or an approximate equivalent annual capacity of 15,000 bbl, which is approximately three time the capacity at Celtic Brew. During the months of September and October 1997 the brewery operated at 57% of capacity. The Company has begun to further expand the facility to a capacity of approximately 400,000 cases per year, to meet the anticipated growing demand in the Mexican beer market. From September 1997 to December 1997, Cerveceria Rio Bravo produced and shipped 22,465 cases of Cerveza Mexicali for sales in the United States and Mexico (North Baja California only).

          This facility is fully staffed with a head brewer, assistant brewers and a variety of ancillary staff members. The facility currently produces
Cerveza Mexicali and Azteca, both of which are customs brews.   Azteca is a
product that was developed for Anheuser-Busch, the world's largest brewer of beer; it is currently being tested in limited markets in southern California. Cerveza Mexicali is a custom brew, developed by the brand owner and licensor, a major shareholder and director of the Company. AmBrew USA distributes Cerveza Mexicali in the United States under license, and presently is in approximately 30 states. Cerveceria Rio Bravo plans to produce additional beers not only for distribution by AmBrew USA in the United States and export to other countries, but also for others under contract brewing agreements.


PROPOSED EXPANSION

          The Company has no current plans to open any new expansion breweries, but intends to expand its current facilities to achieve economies of scale, provided that it is able to secure additional financing to do so. See Item 7 below. In order to accomplish the expansion of its facilities, the Company would require additional financing of approximately $250,000. The Company feels that it can obtain the additional source of financing either through debt or equity markets. Should the Company be unable to secure additional financing it is unlikely that it would be able to proceed with the expansion in the near future.


AMBREW USA

          In December 1996, the Company purchased 95% of the outstanding capital stock of Atlantis Import Company Incorporated, now known as AmBrew USA, for approximately $100,000 plus an agreement to pay certain royalties in the future. AmBrew USA currently distributes in the United States several brands of beer brewed by other producers such as Dixie Brewing products, KALIK beers and beer brewed by the Company's brewery in Mexico. Plans have been developed for AmBrew USA to import into the United States the beers produced by the Company's Celtic
Brewery early in calendar 1998.   KALIK beer is imported from the Bahamas, where
it is the number one selling beer.   Dixie Brewing Company, based in New
Orleans, Louisiana, is one of the oldest active brewers in the United States. The Company distributes Dixie Beer as well as specialty products from Dixie such as Blackened Voodoo, Crimson Voodoo, Jazz and White Moose. AmBrew USA expects to expand the range of beers it distributes either by acquiring distribution rights to products existing in the market or introducing new products into the market from present suppliers and new suppliers.


SOUTH CHINA BREWERY

          The Company first exported the American-style micro-brewery concept by establishing the South China Brewery in Hong Kong in June 1995. The South China Brewery produces its specialty products in a state-of-the-art, company-owned facility using traditional brewing methods. For the year ended October 31, 1997 the South China Brewery operated at a low level of capacity, which contributed to its continuing losses.

          As more fully described in note 5 of the financial statements, in late December 1997 South China and SCBC Distribution Company, its related distribution company, were sold to a group of local Hong Kong investors, Gold Crown Management Limited. The Company sold these companies due to their continued operating losses and drain on the Company's cash flow.

          Concurrent with the sale, the Company entered into cross distribution agreements for the Company to distribute certain products from the South China Brewery in the United States and specified territories, and for SCBC Distribution Company to distribute certain of the Company's products in Hong Kong and the Peoples Republic of China. The distribution agreements expire in December 2001. It is anticipated that AmBrew USA will import the products of the South China Brewery during the first half of fiscal 1998.


BREWING OPERATIONS

          The Company's beer is prepared from barley, grain, hops, yeast and water. Distinctive styles of beer depend upon how the barley is malted, the use of hops and the proportions of the ingredients, among other factors. The following discusses the production process at all the Company's breweries. The Company utilizes the same type of equipment at all of its breweries.

          Brewing Process.   Celtic Brew products are crafted from pale and
specialty malted barley produced in Great Britain by high-quality malters. Cerveceria Rio Bravo's products are crafted from specialty malted barley produced in the United States by high-quality malters. Cerveceria Rio Bravo acquires its hops from micro-brewery quality sources in the United States. Celtic Brew acquires its hops from micro-brewery quality sources in the United Kingdom. The first step in each of the brewery's brewing process is to crack malted barley in a roller mill (milled barley is called grist) and store it in a grist case. Hot water (called "liquor") and grist are mixed in a mash/lauter tun producing the mash. A sweet, clear liquid called wort is filtered out of the mash and transferred to the kettle. The wort is brought to a rolling boil in the kettle. Some hops are added early to provide bitterness; other hops (finishing hops) are put in later to give a fine aroma. The hot wort is cooled to termination temperature (about 40 degrees F) through a heat exchanger. The cold liquor tank provides the water to cool the wort in the heat exchanger and the resulting heated water is transferred to the hot liquor tank for use in the next brew. The cooled wort is then transferred to the fermentation tanks ("unitanks"), yeast is added and fermentation begins. Fermentation is the process by which yeast transforms the sweet wort into a flavor solution containing alcohol and carbon dioxide. After fermentation, the beer is aged to develop its final smooth taste. The fermentation and aging process can last 14 days for ales and 21 days and longer for lagers.

          The conditioned product is filtered and stored in a bright beer tank where it is carbonated and then packaged. Packaged beer is stored in a refrigerated walk-in cooler and where available delivered in refrigerated vehicles and containers.

          Quality Control. Each of the Company's breweries employs an experienced head brewer who handcrafts all of the brewery's beer. Additionally, each site employs a number of experienced and company trained assistant brewers as may be required by the brewing capacity of each location. The Company plans to monitor production and exercise quality control at each of its breweries. Each brewery has equipment for on-site yeast propagation, to monitor product quality, to test products and to measure color and bitterness. The breweries also utilize independent laboratories for further product analysis. The Company's policy is to meet the highest quality standards, with the goal of assuring the purity and safety of each of its beers.

          Management believes that its ability to engage in constant product innovation and its control over product quality are critical competitive advantages. Accordingly, the Company does not hire third parties to perform contract brewing of any of its products, and plans to operate its own breweries in each of the current locations and at any subsequent sites. In addition, AmBrew International believes that its ownership of a number of breweries will enable it to shift production among breweries giving it greater operating flexibility while reducing the risk of producing all of its products at a single location. This strategy would also permit the Company to produce its brands that achieve widespread market-acceptance at any of its current or future breweries for local consumption.

PRODUCTS

          Proprietary Brands. The Company develops beers for production and distribution under its own brand names. Each beer has its own distinctive combination of flavor, color and clarity, and is designed to appeal to the preferences of local consumers.

          Celtic Brew produced two proprietary brand products, Finian's Original Gold and Finian's Irish Red Ale.

          Finian's Original Gold. The first of Celtic Brew's proprietary brands accounted for less than 1% of the Company's net sales for the fiscal year ended October 31, 1997. Finian's Original Gold is a light ale in the classic Irish tradition. It has all the flavor and uniqueness of a medium bodied ale with a fresh clean nose and crisp finish. The ale is currently available only in kegs.

          Finian's Irish Red Ale. The second of Celtic Brew's proprietary brands accounted for less than 1% of the Company's net sales during fiscal 1997. Finian's Irish Red Ale is a medium bodied red ale brewed in Ireland to a traditional recipe, using only natural malted barley, select hops, yeast and pure Irish spring water. The ale will be available in both bottles and kegs. Celtic Brew has export orders to Finland, France, the United Kingdom as well as to the United States, which will be delivered during the first quarter of calendar 1998.


          Specialty and Custom Brewing. In addition to its proprietary brands various specialty and custom brew products are produced at the Company's breweries. Specialty brew products are developed and produced to the customer's specifications and are marketed directly by the specialty beer customer. A custom brew or contract brew, is a product where the customer already has a recipe for the beer and the customer only requires the Company to produce the beer. Each location retains the proprietary rights to the recipes of its specialty brewed beers.

          The Cerveceria Rio Bravo facility produces two custom brew products, Cerveza Mexicali and Azteca.

          Azteca was developed in conjunction with Anheuser-Busch, Inc. ("Anheuser-Busch"). The product is produced to the exacting specifications and high quality control standards of Anheuser-Busch. Azteca is currently being test marketed by Anheuser-Busch in southern California. Anheuser-Busch will distribute Azteca. For the year ended October 31, 1997 the sales of Azteca accounted for 1% of the Company's sales.

          Cerveza Mexicali, produced at Cerveceria Rio Bravo for a major shareholder and director of the Company, is a custom brew whose label dates back to 1923. The sales of Cerveza Mexicali accounted for approximately 8% of the Company's net sales for the year ended October 31, 1997. During the same period the sale of Cerveza Mexicali accounted for approximately 96% of the sales of Cerveceria Rio Bravo.

          The Company believes that the Mexican beer category is the fastest growing segment of the import beer market. Sales of Mexican beer in the United States was up over 33% in 1997. The Company believes that Cerveceria Rio Bravo, the only independent brewery in Mexico, is very well positioned to take advantage of this growth.

          Celtic Brew has developed one specialty brew under the name of Independence Lager. It currently has orders pending for the delivery of Independence Lager during the first quarter of calendar 1998, for the brand owner, Dunnes Stores, one of the largest grocery chains in Ireland. Celtic Brew is also talking with potential joint venture partners to develop product and brand specific beers for sales in areas of Europe, Northern Ireland, and other Countries that would be advantageous for a local distributor.

          The Company believes that continual development of new products is the hallmark of specialty niche-breweries. In an effort to be responsive to varying consumer style and flavor preferences, all of the Company's breweries are
continually engaged in the development and testing of new products.   Celtic
Brew and Cerveceria

Rio Bravo have the capability of producing distinct styles of beer that have a single batch size of 260 cases. The Company constructed all its breweries with similar versatility.

BREWING FACILITY

          The Cerveceria Rio Bravo Facility. Cerveceria Rio Bravo's brewing facility is located in Tecate, North Baja California, Mexico, less than a mile from the US-Mexico border and about 30 miles from San Diego. The site, which is owned by a major shareholder and Director of the Company, enables the Cerveceria Rio Bravo to be located near its prime market, the United States. The site also allows it to have access to the large Mexican beer market. The primary brewing and storage facilities occupy a 21,443 square feet bay that is leased from Corporacion Calfik, which is owned by a related third party. Cerveceria Rio Bravo is the only independent brewer in Mexico.

          The Tecate 20 barrel brewery is able to produce multiple products, simultaneously, ranging from ales to lagers. The capacity of the brewery, currently 200,000 cases annually, is approximately three times that of Celtic Brew. During the last quarter of calendar 1997, the brewery acquired additional tanks that once installed will increase its capacity to approximately 400,000
cases.   Should the need arise, the Tecate brewery can be further expanded up to
750,000 cases per annum, by the addition of fermentation tanks. In order to increase the annual case capacity of Cerveceria Rio Bravo, the Company would
need an additional capital source.   See Item 7 below.

          The Celtic Brew Facility. Celtic Brew's brewing facility, which is located in Enfield, County Meath, Ireland, about 30 minutes outside of Dublin, is leased from the local partner, Mr. Aidan McGuinness. The selection of this site enables Celtic Brew to be located strategically to its primary markets. Additionally, Celtic Brew does not incur the high lease costs associated with a downtown location. The primary operations are in a 3,800 square foot space located on the second floor of a two story building.

          Celtic Brew's 20 barrel brewery is an adaptable facility that is able to produce various different products simultaneously. The brewery has an annual capacity of approximately 65,000 cases. The capacity of this brewery can be increased by 100% to annual case capacity of 130,000 cases. Like all of the Company's breweries, the configuration and space of the brewery allows the Company to achieve this 100% expansion with little or no modification to either the facility or equipment currently installed. Celtic Brew expects to secure other funding in Ireland and it has plans to expand Celtic Brew in 1998. See
Item 7 below.


EQUIPMENT.

          The equipment for the breweries was designed and fabricated by JVNW of Portland, Oregon. JVNW was established in 1981 and is considered one of the premiere fabricators of micro-brewery systems. The Company's state-of-the-art equipment allows the head brewer to control the brewing process to achieve a consistent hand-crafted, high-quality product. While the Company currently has no plans to establish additional breweries, should the need arise they would purchase the necessary brewing equipment for its proposed new expansion breweries at discounted prices.

          The original plant design is a 20-barrel system, which means that it is capable of brewing 20 barrels of product with each brewing cycle. Twenty barrels (each barrel is 31 gallons) equates to approximately 260 cases of thirty-four 355 ml bottles or seventy-five 30-liter kegs. Annual capacity is approximately 70,000 cases. The 10 fermentation vessels allow the plant to make different products at the same time. The Tecate facility has a 20 barrel brewing system with 12 fermentation, aging and conditioning tanks, which gives it an annual capacity of approximately 200,000 cases. Equipment is in place, at the Cerveceria Rio Bravo plant, to increase the facility's capacity to 400,000 cases, which the Company intends to install during fiscal 1998.

          All of the Company's breweries utilize several pieces of ancillary equipment such as a boiler to make steam for heating the hot liquor and boiling in the brew kettle; a glycol refrigeration unit to provide cooling for the cold liquor tank; fermentation tanks and a bright beer tank; fixed and movable pumps to transfer the liquid; filters; soft piping for transferring liquid to and from the fermentation tanks; labeling and bottling equipment; and kegging equipment.

SALES AND MARKETING

          The Company's breweries presently market their products by educating consumers as to the distinctive qualities of their products and by emphasizing localized promotions designed to enhance word-of-mouth reputation. The Company intends to adopt sales and marketing strategies targeted for each individual local market it serves, but generally will seek to identify its products with local markets. Additionally, the Company intends to expand sales by entering into additional specialty brewing arrangements with local bars, clubs, hotel, restaurant and airline partners in each of the locales of its breweries. Management believes that by locating the breweries in proximity to the local markets they serve, AmBrew International will be able to enjoy distinct competitive advantages, including consumer identification with the Company's brands and enhanced familiarity with local consumer tastes. By pursuing this strategy, the Company believes that it will be able to develop its reputation and prestige as a local craft brewer, while selectively introducing new and existing products into new regional markets.

          The primary market for the products of Cerveceria Rio Bravo is the United States. The Company believes that the Mexican beer market had an increase in sales of approximately 33% for 1997 and that this market segment experienced the largest growth for the industry. It is for that reason that Cerveceria Rio Bravo was located within 1 mile of the US border and within 30 miles of San Diego. It is located to supply the anticipated growing demand for Mexican beers in the United States.

          Celtic Brew has signed a distribution agreement with Premier Worldwide Beers a company owned by Aidan McGuinness, to distribute its products in Ireland and the United Kingdom. The Company will use the local partner's knowledge and expertise of the local beer market to properly position its products as a quality local craft brewery product. The distribution agreement with Premier Wholesalers will give Celtic Brew access to markets that may have been beyond its reach had it distributed its own products.

          Cerveceria Rio Bravo does not currently have any proprietary brands to distribute, but plans to introduce a proprietary brand under the name Rio Bravo Beer in 1998. The Company expects to position Rio Bravo Beer in the market as a
high end hand crafted product.   The custom brews that Cerveceria Rio Bravo
produces are distributed at the discretion of the label owners. Anheuser-Busch distributes its Azteca beer. The United States distribution of Cerveza Mexicali is handled by AmBrew USA, which acquired the distribution rights through a distribution agreement with the brand owner.

          The Company had expected that AmBrew USA would have begun to import into the United States the products of Celtic Brew by the fourth quarter of fiscal 1997, but due to delays that were experienced in the delivery of key equipment those plans were postponed. AmBrew USA expects to begin importing the products from the Dublin brewery in the first half of fiscal 1998. AmBrew USA is currently a distributor for several third party products including, Dixie Brewing products, KALIK beer, Cerveza Mexicali and Charles Wells products. AmBrew USA will also distribute products from the South China Brewery in 1998.


COMPETITION

          Dublin. The Company has identified one established micro-brewery in the city of Kildare. The Company has also identified one micro-brewery in Dublin. The Company feels that neither of these operations will pose a significant threat to sales of the Company products, primarily due to the established distribution provided by the local partner, Mr. Aidan McGuinness. The Irish beer market, however, is dominated by 3 large domestic brewers, which compete directly with the Company and is open to all types of competition from imported beer brands. These domestic brands have a dominant position in the Irish market although imports such as Budweiser have made significant in roads over the past few years.

          Tecate. Although the Company is not aware of any other micro-breweries or niche-breweries in Mexico, the Company competes with all beer products available in Mexico, and competition in that market is intense. In Mexico, however, the beer business is dominated by two local Mexican producers, FEMSA and MODELLO. These two companies control nearly 100% of the beer business in Mexico as well as exports.

          United States.   The Company is aware of the very extensive
competition from both large and small producers in the United States. However, the Company's plan is to develop a portfolio of diverse niche products to compete against other more traditional distributors. Since there are only limited distributors of Mexican and Irish beer in most markets, the Company's exclusive position in this area is very unique to the industry. In the United States, the beer market is dominated by three large breweries, Miller, Coors, and Anheuser-Busch, which is the world's largest brewer. These three players dominate not only sales at the consumer level, but also dominate the wholesale and retail chain by having the most promotional and marketing monies available for sales activities.

          The beer industry is dominated around the world by both major international brewers and on a country by country basis usually by a large local producer. Most competitors have greater financial resources than the Company. This competition is particularly strong in markets that have tied house regulations allowing beer producers to own distribution and retail accounts as well. In some instances, although the producer does not own a retail account, it is allowed legally to influence the purchasing decision by providing promotional monies for those accounts. These activities are not allowed in the United States, but do exist in countries such as Mexico and Ireland where the Company has breweries and sells its products. The Company's products are positioned in the high-end beer market and compete on a basis consistent with high quality hand-crafted beers.

CUSTOMERS

          A substantial portion of the Company's sales are made to a small number of customers on an open account basis and generally no collateral is required. The five largest accounts receivable comprised 34% and 73% of total accounts receivable as of October 31, 1997 and 1996, respectively. During 1997, Distribuidora Zarate, S.A. de C.V. ("Distribuidora Zarate"), which is operated by a major shareholder and Director of the Company, generated at least ten percent of the Company's revenues.


SUPPLIERS

          Celtic Brew currently purchases its specialty malted barley from a single British supplier and its premium quality select hops from a single British supplier. Celtic Brew currently maintains its own yeast supply. Celtic Brew purchases its case boxes, bottles, labels and crowns each from a single supplier.

          Cerveceria Rio Bravo currently purchases its specialty malted barley from a single United States supplier and its premium quality select hops from a single United Stated supplier. Cerveceria Rio Bravo currently maintains its own yeast supply. Cerveceria Rio Bravo currently purchases its case boxes, bottles, labels and crowns each from a single supplier.

          As with most agricultural products, the supply and price of raw materials used to produce the Company's beers can be affected by a number of factors beyond the control of the Company, such as frosts, droughts, other weather conditions, economic factors affecting growing decisions, various plant diseases and pests. If any of the foregoing were to occur, no assurance can be given that such condition would not have an adverse effect on the Company's business, financial condition and results of operation. While the Company believes that multiple sources of supply are available for all of its ingredients and raw materials, there can be no assurance that political, economic or other factors will not limit or restrict the availability of supplies.

GOVERNMENT REGULATION

          Celtic Brew is required to comply with the terms of a Pollution Control license, which is annually renewable. At October 31, 1997 the license had a remaining term of about 30 days. The renewal application was submitted on a timely basis along with the annual fee and the license was renewed. Additionally, Celtic Brew is also required to comply with the terms and conditions of annual Brewery License. The Brewery License will expire in March 1998, at which time a renewal application and fee will be submitted. The Company has no reason to expect that the license will not be renewed, but if the license is not renewed, Celtic Brew will cease operations.

          Cerveceria Rio Bravo complies with various Mexican government regulations governing the discharge of waste water that requires registration with the following agencies: Water Registration; Secretary of Health Registration; Environment Office and State Water Registration. Additionally, Cerveceria Rio Bravo has registered with the following agencies in order to due business in Mexico: Municipal Authorities; State Authorities; Federal Register; and the Office of Industry and Commerce.

          AmBrew USA is required to comply with regulations for the distribution of alcohol issued by the Department of Alcohol, Tobacco and Firearms. Additionally, AmBrew USA must comply with all state regulations governing the distribution of alcohol in each state in which it operates. AmBrew USA is presently licensed to do business in most states.


INSURANCE

          Celtic Brew has purchased liability insurance issued by Jim Banyon and Company. Celtic Brew maintains a public liability insurance policy, coverage limit approximately $753,000, to protect against third party claims. Additionally, Celtic Brew maintains a total of $900,000 commercial comprehensive coverage.

          Cerveceria Rio Bravo has purchased liability insurance issued by Aetna of Monterrey. Cerveceria Rio Bravo maintains a public liability insurance policy, coverage limit of approximately 1 Million dollars and an additional $400,000 for product liability to protect against third party claims. Additionally, Cerveceria Rio Bravo maintains a general business insurance package through Aetna of Monterrey. Cerveceria Rio Bravo also participates in government run employee compensation insurance, social insurance and health insurance as required by local law.

          The Company has a commercial package insurance issued by Valley Forge Insurance Company that includes Property with a limit of $60,000, General Liability and Liquor Liability Insurance with an aggregate limit of $2,000,000.
The policy extends to AmBrew USA.   Additionally, the Company has Automobile
insurance for company vehicles and a Commercial Umbrella policy issued by Valley Forge Insurance Company with limits of $1,000,000 and an aggregate limit of $5,000,000, respectively. The Company also maintains a Keyman Insurance policy on James Ake, Stephen Armstrong, Peter Bordeaux, and Federico Cabo.

          The Company plans to purchase comparable insurance, and any additional insurance necessitated by local conditions or regulations, for any future proposed breweries.


INTELLECTUAL PROPERTY

          The Company regards the trademarks it adopts and uses in connection with the sale of its products as having substantial value and as being an important factor in the marketing of its products. The Company's policy is to pursue registration of the trademarks it adopts and uses in connection with the sale of its products whenever possible, and to oppose vigorously any infringement of its marks. The Company has initiated the process to register the mark of Finian's Red Irish Ale in Ireland and the United States. The Company is not aware of any infringing uses of its trademarks by third parties that could materially affect its current business.

          The Company signed an agreement to acquire the Cerveza MEXICALI label in January 1997 from a major shareholder and director of the Company. The Company's application to register the Cerveza MEXICALI mark is pending with the United States Patent and Trademark Office.

          The Company has filed a trademark application, in Mexico, for the mark of Rio Bravo Beer. The beer is currently being developed as the first
proprietary brand for Cerveceria Rio Bravo.   The Company intends to submit a
trademark application, in the United States, for the same mark.

          While it has not obtained patents on its recipes, AmBrew International believes that it is not standard practice in the industry to obtain such patents.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

          For information relating to financial information about foreign and domestic operations, please see note 13 to the financial statements.


EMPLOYEES

          As of October 31, 1997, the Company and its subsidiaries had 38 full-time employees. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified marketing and managerial personnel. Each of James L. Ake, Executive Vice President and Chief Operating Officer of the Company; Stephen B. Armstrong, Vice-President and Manager of AmBrew USA; Peter W. H. Bordeaux, Chairman of the Board, President, and Chief Executive Officer; David K. Haines, a consultant for AmBrew International; and C. Brooks Hamaker, Head Master Brewer for AmBrew International; have employment agreements with the Company, as of January 29, 1998. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company or any of its subsidiaries experienced work stoppages. The Company believes that relations with its employees are satisfactory.



ITEM 2.    PROPERTIES

          Celtic Brew leases brewing and storage space from Aidan and Mark McGuinness for a current monthly rate of $1,050. The lease for the brewing facility in Dublin has a term of 21 years, expiring in April 2018. The lessee has the option to cancel the lease in years 5,10 or 15 during the life of the lease.

          Cerveceria Rio Bravo leases brewing and storage space of 21,443 square feet from Corporacion Calfik at a current monthly rent of $6,625.00. The remaining term of the lease is for four years with yearly incremental rent increases and ending on September 10, 2001. The lessee has the option to renew the lease for an additional 5 years, with a 6% increase in base rent on the first year of the option and at least a 6% increase in base rent there after.

          AmBrew International leases its corporate office, 2139 square feet, from Columbus Metairie Properties. The remaining term of the lease if for four years ending June 14, 2002. AmBrew USA shares the office space of AmBrew International.


ITEM 3.   LEGAL PROCEEDINGS

          There are no pending material legal proceedings, other than routine litigation incident to the business of the Company, to which the Company is a party or of which its property is subject. Except as described below, no such proceedings are known by the Company to be contemplated by government authorities. The South China Brewery is currently involved in a Customs and Excise tax dispute with the Hong Kong authorities, but the Company does not expect resolution of this dispute to have a materially adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          Not applicable.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company effected the initial offering of its common stock (the "Common Stock") and Redeemable Common Stock Purchase Warrants (the "Warrants") on September 16, 1996, at prices to the public of $5.50 and $0.10, respectively. Since that date, the Company's Common Stock and Warrants have traded on the Boston Stock Exchange (the "BSE") and the Nasdaq SmallCap Market ("SmallCap"). The Common Stock and Warrants trade under the symbols "BRW" and "BRWW", respectively on the BSE and under the symbols of "ABREF" and "ABRWF", respectively on SmallCap. The table below sets forth the high and low sales prices for the Company's Common Stock as reported on SmallCap for the year ended October 31, 1997 in which the Company's stock was publicly traded:

                                           High      Low
                                          -------  -------
September 16, 1996 to October 31, 1996     $5.500   $3.375
Quarter ended January 31, 1997             $3.375   $2.000
Quarter ended April 30, 1997               $2.375   $1.500
Quarter ended July 31, 1997                $3.375   $1.375
Quarter ended October 31, 1997             $4.500   $0.625

          As of January 23, 1998, there were 57 record holders of the Common Stock.

          Holders of common stock are entitled to receive such dividends the Board of Directors may, from time to time, declare out of funds legally available for payment of dividends. To date, the Company has neither declared nor paid any dividends on the Company's common stock. The Company currently, intends to retain its earning to support operations and any expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

          On September 24, 1997, in connection with a $300,000 loan from International de Mexico, S.A. de C.V. ("Internacional de Mexico") to Cerveceria Rio Bravo the Company issued 100,000 unregistered warrants to Internacional de Mexico. Each warrant entitled the holder to purchase one share of Common Stock of the Company at $0.50 per share. The warrants were exercisable during a period beginning on the earlier date of (a) the repayment of the loan or (b) November 23, 1997 and expiring on September 24, 2002. On November 18, 1997 the warrants were exercised in their entirety and the holder purchased 100,000 shares of Common Stock for an aggregate of $50,000. The Company claims that the issuance of the warrants and the issuance of shares of Common Stock of the Company upon exercise of the warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) of that Act. The offer and sale of the warrants was made to one sophisticated investor who was provided with copies of all of the Company's reports filed with the Securities and Exchange Commission pursuant to Sections 12 and 14 of the Securities Exchange Act of 1934 since the date of the Company's initial public offering of Common Stock (September 16, 1996) and with full access to all books, records and facilities of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

          The following selected financial data for the fiscal years ended October 31, 1997, 1996, and 1995 have been derived from the consolidated financial statements included elsewhere in this Annual Report on Form 10-K which have been audited by Coopers & Lybrand LLP and Arthur Andersen LLP, respectively, independent public accountants whose report thereon is also included elsewhere in this Annual Report. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

                                                                                     October 31,
                                                                       -------------------------------------
SUMMARY OF OPERATIONS                                                     1997          1996         1995
                                                                       -----------   ----------   ----------
Net sales                                                              $ 1,831,401   $  427,750   $   63,707
Cost of sales                                                           (1,388,234)    (104,473)     (38,960)
                                                                       -----------   ----------   ----------
   Gross profit                                                            443,167      323,277       24,747
Selling, general and administrative Expenses                            (3,864,589)    (685,541)    (292,888)
Interest income (expense), net                                              71,421     (303,408)     (17,838)
Other expense, net                                                         (57,672)        (283)      (2,265)
Provision for loss on sale of subsidiary                                  (101,462)
                                                                       -----------   ----------   ----------
     Loss before income taxes                                           (3,509,135)    (665,955)    (288,244)
Income tax benefit (expense)                                               (85,501)      36,405       47,560
Minority Interest                                                           78,814          ---          ---
                                                                       -----------   ----------   ----------
     Net loss                                                          $(3,515,822)  $ (629,550)  $ (240,684)
                                                                       ===========   ==========   ==========
Net loss per common share                                              $     (0.95)  $    (0.28)  $    (0.12)
                                                                       ===========   ==========   ==========
Weighted average number of shares outstanding/1/                         3,696,876    2,232,448    2,071,422
                                                                       ===========   ==========   ==========

Total assets                                                           $ 5,599,641   $7,001,306   $  866,278
Long-term obligations and redeemable preferred stock                   $     7,660   $   17,364   $   30,221
Dividends declared per common share                                    $      0.00   $     0.00   $     0.00


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          On May 31, 1996, the stockholders of South China and SCBC Distribution Company Limited ("SCBC") exchanged substantially all of the issued and outstanding shares of South China and SCBC for 23,750 shares of capital stock of Craft Brewing Holdings Limited, a British Virgin Islands Company ("Craft"), in a transaction accounted for as a reorganization of companies under common control in a manner similar to a pooling of interests. On July 30, 1996, Craft amalgamated into AmBrew International in a transaction accounted in a manner similar to a pooling of interests. The officers and directors of AmBrew International remained in office after the amalgamation.

          Unless otherwise indicated, the following discussion addresses the Company's consolidated financial condition and results of operations, including South China, AmBrew USA, Celtic Brew, Cerveceria Rio Bravo and AmBrew International. For the year ended October 31, 1996 the consolidated financial condition and results of

-----------------------------------------------
/1/ The weighted average common shares outstanding during the periods were computed on the basis that the Share Exchange, the Share Split and the Merger (defined below in item 8) had been consummated prior to the years presented. Average common equivalent shares of common stock warrants have not been included, as the computation would not be dilutive operations included only South China and AmBrew International. For the year ended October 31, 1995 the consolidated financial condition and results of operation include only South China.

          This discussion should be read in conjunction with the Consolidated Financial Statements. In addition, the period to period presentation set forth under "--Results of Operations" will not necessarily be indicative of future results and future net losses can be expected as increased expenses are incurred in connection with the operations of current facilities and the future establishment of expansion breweries.

          With the exception of historical information, the matters discussed herein are "forward looking statements" within the meaning of Private Litigation Reform Act of 1995. Such forward looking statements are subject to risks, uncertainties and other factors which could differ materially from future results implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to, the Company's ability to operate its breweries on a profitable basis, increased acceptance by consumers of the Company's brands of beer, AmBrew USA's ability to distribute products on a profitable basis, and the Company's ability to obtain additional financing for its operations and working capital requirements. See "Liquidity and Capital Resources" below.

          In an effort to address the Company's continuing operating losses and the need for working capital the Company has taken steps to: 1) implement more focused marketing and sales designed to increase sales of Cerveza Mexicali and Dixie products; 2) add new brands to the distribution list; 3) hire and retain highly qualified employees; 4) use bridge loans from shareholder/directors and others to fund operations until permanent financing can be obtained; and 5) reduce operating expenses. While management believes that these steps will be sufficient to sustain operations until permanent financing can be secured, no assurance can be given that permanent financing will be obtained. See Liquidity and Capital Resources below for a further discussion of the Company's current activities to address its cash deficit and its need for working capital.

RESULTS OF OPERATIONS

          The Company commenced operations in June of 1995 and completed its
second full year of operations in October 31, 1997.   Celtic Brew began
operations in June 1997 and began limited sales in the last half of fiscal 1997. Cerveceria Rio Bravo began operations in June 1997 and sales began in September 1997. The following table sets forth certain information from the Company's consolidated statements of operations expressed as a percentage of net sales for the fiscal years ended October 31, 1997, 1996 and 1995.

                                                                      TWELVE MONTHS ENDED
                                                            OCTOBER 31,   OCTOBER 31,   OCTOBER 31,
                                                           -------------  ------------  ------------
                                                               1997           1996          1995
                                                           -------------  ------------  ------------

          Net Sales                                             100.00%        100.00%        100.0%
          Cost of Sales                                           75.8%          24.4%         61.2%
          Gross Profit                                            24.2%          75.6%         38.8%
          Selling, general & administrative expenses             211.0%         160.3%        459.7%
          Operating loss                                         186.8%          84.7%        420.9%
          Interest Expense, net                                   (3.9%)         70.9%         28.0%
          Net loss                                                 192%         147.2%        377.8%


          Net Sales.   For the years ended October 31, 1997, 1996 and 1995 the
Company had net sales of $1,831,401, $427,750, and $63,707, respectively. The growth in the Company's net sales was primarily due to the addition of AmBrew USA in December 1996 and Cerveceria Rio Bravo in September 1997, with sales of $1,287,388 and $145,008, respectively, for the year ended October 31, 1997. The increase in sales between 1996 and 1995 is attributed to South China Brewery having a full years operations in 1996 as compared to only five months of operations in 1995.

          The sales of AmBrew USA, which was acquired during fiscal 1997, accounted for 70.3%, or $1,287,388 of the Company's net sales for the year ended October 31, 1997. The sales of AmBrew USA were comprised of

Dixie Brewing products and Cerveza Mexicali. Dixie sales were for a six month period beginning in May 1997, accounted for 72% of AmBrew USA sales and the sales of Cerveza Mexicali began in January 1997, accounted for 24% of AmBrew USA sales for the year ended October 31, 1997. The Company expects sales of these products will improve in the fiscal year ending October 31, 1998. Additionally, the Company also expects that the sales of KALIK beer and products from Hong Kong and Ireland will have a positive impact on net sales.

          The sales of Cerveceria Rio Bravo, which commenced selling in September of 1997, accounted for approximately 8% of the Company's net sales. The sales of Cerveceria Rio Bravo were comprised of Cerveza Mexicali, with case sales of 17,338 and Azteca beer, with case sales of 1,726.

          The sales of Celtic Brew accounted for less than 1% of the Company's net sales and were greatly hampered due to delays in the shipping and installation of key equipment. Additionally, Celtic Brew experienced substantial start up problems due to normal brewing start up issues. The equipment has been installed and the brewing issues appear to be resolved. Therefore, the Company expects that Celtic Brew's sales will improve during fiscal 1998. Celtic Brew currently has orders for over 10,000 cases of beer, for immediate delivery.

          The sales of the South China Brewery's products accounted for 16.8%, 100%, and 100% of net sales for 1997, 1996 and 1995, respectively. For the years ended October 31, 1997, 1996 and 1995, the South China Brewery had sales of $308,191, $427,750, and $63,707, respectively. Compared to sales experienced in 1996 the South China Brewery experienced a sales decrease of approximately 28% for the year ended October 31, 1997. A significant portion of the decrease can be attributed to the continuing low sales volume of its specialty brew products. The sales of specialty brew products accounted for 22%, 67.5%, and 0% of sales for the South China Brewery, for 1997, 1996, and 1995, respectively. The change in sales of specialty brew products between 1997 and 1996, represents a decrease in the sales of contract brewing products of approximately $221,500, which is primarily due to decrease sales volume to Iconic America. The South China Brewery did not have sales of specialty brew products in 1995. The increase in the sales of products in 1996 over 1995 is attributed primarily to the first full year of operations 1996, as compared to a partial year in 1995.

          When it became evident that sales for South China Brewery had declined as a whole, the Company initiated a search for a joint venture partner to handle the local distribution of South China Brewery products, or a purchaser for the brewery. On December 22, 1997 the Company consummated an agreement for the sale of all outstanding shares of capital stock of the South China Brewery. The sale of the South China Brewery resulted in a loss of $101,462. See "Liquidity and Capital Resources" below.

          Cost of Sales.   The Company's cost of sales for the years ended
October 31, 1997, 1996, and 1995 was $1,388,234, $104,473, and $38,960,
respectively. For the years ended October 31, 1997, 1996, and 1995 cost of sales accounted for approximately 75.8%, 24.4%, and 61.2% of gross sales,
respectively.   The increase in cost of sales as a percentage of sales for 1997 as compared to 1996 can be attributed to the addition of AmBrew USA, which functions as a beer distributor and therefore has higher cost of sales and lower
profit margin than a brewery.   Additionally, the cost of sales as a percentage
of sales increased due to a less than efficient use of brewing capacity at both South China and Celtic Brew. The decrease in the cost of sales as a percentage of sales for 1996, as compared to 1995 is largely due to the efficiencies resulting from sales of kegged products and more efficient use of brewing equipment.

          Selling, General and Administrative Expenses.   Selling, general and
administrative expenses for the years ended October 31, 1997, 1996 and 1995 were $3,864,589, or 211.0% of sales, $685,541, or 160.3% of sales, and $292,888 or
459.7% of sales, respectively.

          For the years ended October 31, 1997 and 1996 AmBrew International's corporate office accounted for $2,000,928 and $186,726, respectively, of total selling, general and administrative expenses. Of the $2,000,928 in selling, general and administrative expense, $139,294 was insurance expense, $53,750 was director's fees and $489,051 was legal and professional expense. For the year ended October 31, 1997 AmBrew International experienced an increase of $1,814,202 in these expenses primarily due to the addition of key personnel; costs associated with being a public company, which include, but are not limited to legal fees, audit fees, insurance expense and director's fees; and its first full year of operations. The relative low cost of selling, general and administrative expenses experienced by AmBrew International in 1996 can be attributed to having corporate office operations for only three months. AmBrew International's corporate office was not in operation for fiscal 1995.

          Selling, general and administrative expenses for AmBrew USA, which was acquired in December 1996, accounted for $513,654 or 13.3% of the expense for the year ended October 31, 1997. For the year ended October 31, 1997 AmBrew USA had 3 full time outside salespersons.

          Selling, general and administrative expenses for Cerveceria Rio Bravo, which commenced operations in June 1997, accounted for $583,291 or 15.1% of the Company's expense. The two largest categories of this expense are salary expense, depreciation and rent expense. Cerveceria Rio Bravo has approximately 22 employees that run 3 shifts.

          Selling, general and administrative expenses for Celtic Brew, which commenced operations in June 1997, accounted for $134,891 or 3.5% of the expense for the year ended October 31, 1997. Celtic Brew had a high level of expense compared to the low level of sales, which was caused by delays in production.
      For the year ended October 31, 1997 Celtic Brew had 4 full time employees.

          Selling, general and administrative expenses for South China accounted for 16.4%, or $631,929, 72.8%, or $498,815, and 100% or $292,888, respectively, of the expenses for the years ended October 31, 1997, 1996, and 1995. For the year ended October 31, 1997, South China experienced an increase of approximately 26.7% in these expenses. The increase in the expense can be partly attributed to the more aggressive marketing strategy associated with promoting existing and new proprietary brands. Additionally, the change in personnel in two key positions required the duplication of certain salary expenses during the transition period. For the year ended October 31, 1996 the South China Brewery experience an increase in selling, general and administrative expense of 70% or $205,927 compared to fiscal 1995. This increase is primarily explained by South China Brewery only having operations during five months in 1995. Because the South China Brewery operated at a low level of production and since personnel at the brewery handle the brewery's general and administrative functions, the level of expense is high relative to sales. For the year ended October 31, 1997 the South China Brewery had 6 full time employees.


          Net Interest Income (Expense). Net interest income (expense) for the years ended October 31, 1997, 1996, and 1995 was $71,421, ($303,408), and
($17,838), respectively. The large interest expense that occurred in fiscal 1996, is primarily due to a non-cash charge of $265,000 representing the original issue discount related to the repayment of the Bridge Notes in 1996. Additionally, the Company had interest expense relating to a bank loan and a note payable to BPW Holding LLC, a shareholder of the Company, during 1996. The interest income earned in 1997 is primarily associated with the investment of idle cash funds in interest bearing accounts.


LIQUIDITY AND CAPITAL RESOURCES

          On September 16, 1996, the Company, in its initial public offering issued 1,580,000 shares of Common of Common Stock at $5.50 per share and an equal number of Warrants at $0.10, generating net proceeds of $7,590,285. Additionally, an overallotment of 236,000 of the Company's warrants generated net proceeds of $20,532. Prior to the Offering, the Company funded its operations and capital requirements through a combination of private sales of equity, borrowings from a stockholder and from an institutional lender supported by a guarantee and letters of credit from stockholders and cash flow from operations. Net cash used by operating activities in 1997, 1996 and 1995 was $3,022,105, $511,708, and $297,869, respectively. Net cash used by investing activities was $3,714,709 and $97,518 for 1997 and 1996, respectively. For the years ended October 31, 1997 and 1996 net cash provided by financing activities was $1,019,038 and $6,287,650, respectively. At October 31, 1997 the Company had exhausted the funds generated from the offering.

          The Company's material commitments for future capital expenditures relate primarily to the financing of the proposed expansion breweries, which have been placed on indefinite hold. The Company previously placed an order for twenty micro-brewery systems with JV Northwest and made a $200,000 non-refundable deposit on the equipment, of which $170,081 remains on deposit. Additionally, the Company placed deposits of $111,451 with various equipment suppliers for future purchases. During the year ended October 31, 1997 the Company paid approximately $1million for a brew system and various ancillary equipment placed at Cerveceria Rio Bravo. Additionally, the Company paid approximately $570,000 for a brewing system and ancillary equipment placed at Celtic Brew. The Company also placed a deposit of $28,794 with SMB Technik for a bottling line; placed a deposit of $16,945 with VBW Services for a Labeler; and paid $71,575 to JV Northwest for a pasteurizer to be placed at the South China Brewery.

          In connection with this distribution agreement with Dixie Brewing Company, the Company had minimum purchase requirements and placed a security deposit of $192,000. Under the terms of the contract the Company extended a $100,000 interest free loan that is to be repaid at a rate of $0.375 per case, paid $100,000 in purchase advances and has made advance product purchases in the amount of $417,424. The Company has also committed to certain monthly minimum case products that accelerate over the three year term of the agreement. Under the terms of the Dixie distribution agreement, AmBrew USA has minimum purchase commitments of $2,482,350, $2,717,000 and $1,420,272 for the years ended October 31, 1998, 1999 and 2000, respectively. Additionally, the Company has also agreed to purchase kegging equipment to be installed at Dixie, which will be repaid by Dixie through per keg price reductions beginning in 1999. In addition, the Company expects to spend approximately $75,000 for the kegging equipment and approximately $125,000 for the marketing materials during the year ended October 31, 1998.

          The Company has placed a deposit of $250,000 in connection with the Cerveza Mexicali distribution agreement. The deposit will be used as a down payment for the purchase of the Cerveza Mexicali label, if the parties mutually agree to the purchase. The term of the agreement is for 18 months and terminates on June 13, 1998.

          At October 31, 1997, Celtic Brew had fixed capital lease obligations of $5,808, $5,808 and $2,420, respectively, for each of the three years ending October 31, 2000 relating to its forklift. At October 31, 1997, Celtic Brew had $54,353 in operating lease obligations over the five years ended October 31, 2002 relating to its brewery and warehouse facility. The lessee, Celtic Brew, has the option to terminate the twenty one year lease with six months notice on each of years five, ten and fifteen during the twenty one year term of the lease.

          At October 31, 1997 Cerveceria Rio Bravo had $338,077 in operating lease commitments over the four year period ended October 31, 2001. Cerveceria Rio Bravo had no capital lease or employment contract commitments for the year ended October 31, 1997. Cerveceria Rio Bravo had an outstanding promissory note in the amount of $300,000 and interest payable of $3,649 at October 31, 1997. The promissory note and accrued interest were paid on November 18, 1997.

          AmBrew International had operating lease commitments of $39,562 over the three year period ended October 31, 2000 relating to various company vehicles leases for key personnel and it had $189,273 in operating lease commitments relating to its corporate office over the period ended October 31, 2002. Additionally, at October 31, 1997 AmBrew International had annual fixed salary expense of $557,000 relating to various employment agreements with key personnel.

          At October 31, 1997 there were no remaining funds from the Company's initial public offering. In August 1997, the Company borrowed $35,000 from Mr. Norm Brown, a shareholder and $50,000 from BPW Holding Limited LLC, a shareholder of the Company, so that the Company could meet its short-term cash requirements. In September 1997 the Company borrowed an additional $15,000 from Mr. Brown and borrowed $50,000 from Mr. Ed McDonnell, a shareholder/director.
At October 31, 1997 the due date on the short-term shareholder notes payable was extended indefinitely, until such time that the Company could pay the note. Additionally, on September 8, 1997 the Company issued a $153,750 promissory note with an interest rate of 10% per annum in resolution of a legal dispute. The note dated September 8, 1997 was repaid on November 17, 1997 as more fully described below.

          On September 24, 1997Cerveceria Rio Bravo signed a $300,000 short-term loan agreement with Internacional de Mexico. The loan was evidenced by a promissory note from Cerveceria Rio Bravo in the amount of $300,000 with an interest rate of 12% per annum and was payable on or before November 23, 1997. The promissory note was collateralized by a pledge of the assets of Cerveceria Rio Bravo. The note was repaid on November 18, 1997, as more fully described below.

          On October 27, 1997 the Company signed a 30 day short-term loan agreement with Equity Services Ltd. ("Equity Services"). The loan was evidenced by a promissory note from the Company in the amount of $100,000 bearing an interest rate of 10% per annum. On November 14, 1997 the Company signed a loan agreement with Entrepreneurial Investors, Ltd. ("Entrepreneurial Investors"). The short-term loan is evidenced by a senior note in the amount of $900,000 that
bears an interest rate of 10% per annum and is payable on March 31, 1998.    The
senior note to Entrepreneurial Investors is collateralized by a pledge of the Company's interest in its subsidiaries. A portion of the proceeds from the Entrepreneurial Investors loan was used to pay the October 27, 1997 loan from Equity Services. Additionally, the Company used the proceeds to pay the outstanding promissory note to International de Mexico, Mr. Ed McDonnell, and the September 8, 1997 note. The remaining funds from the loan were used to fund the Company's working capital needs

          On December 22, 1997 the Company signed an agreement with Gold Crown Management Ltd, ("Gold Crown") for the sale of the outstanding capital stock of South China. Under the terms of the agreement the Company received a payment of $500,000 upon signing and an escrow account in the amount of $200,000 was established. The Company will receive $100,000 from the escrow account upon the delivery of certain ancillary equipment to South China, which is expected to occur in January 1998. The remaining $100,000 is held in escrow pending the
outcome of the Customs and Excise case before the Hong Kong authority.   The
Company used the proceeds to fund its working capital needs.

          The Company's projections indicate that it needs approximately $1.6 million to fund operations through the middle of calendar 1998, at which time the Company projects it will achieve positive cash flow. In order for the Company to continue its operations and to address the current cash position and the need for working capital, the Company is pursuing both immediate and long term financial assistance in both the debt and equity markets. Specifically, the Company is 1) currently having discussions with domestic and foreign banks for debt financing, 2) utilizing the resources of its individual members of its Board of Directors and shareholders, 3) having discussions with investors about both debt and equity investments, 4) looking for joint venture partners for Cerveceria Rio Bravo to purchase from the Company a partial interest in that facility and 5) having discussion regarding converting debt to equity. There can be no assurance that such debt financing or capital will be available or, if available, under terms and conditions acceptable to the Company. The Company's inability to obtain additional capital would result in a material adverse effect on the Company's ability to pay creditors on a timely basis or meet its various commitments related to operations and its ability to operate as a going concern.

          In addition to the liquidity constraints noted above, the Company has capital requirements for its continued expansion of certain of its production facilities in order to achieve profitable production levels. Also, the Company has capital requirements necessary to adequately market and promote certain products and brands under distribution agreements, including, but not limited to, the Dixie Agreement, which is more fully described in Note 15.

          The successful completion of additional financing may enable the Company to meet its obligations including (1) the repayment of short term loans and shareholders' loans, (2) continued expansion of production facilities necessary to achieve profitable production levels, and (3) additional marketing of certain brands under distribution agreements with the Company, as more fully described below. The Company believes that sources of working capital are available. There can be no assurance, however, that they will obtain additional sources of working capital or that any additional working capital secured will be sufficient to provide the necessary capital to continue as a going concern.

          Longer term liquidity is dependent on the Company's achievement of sufficient production levels to sustain profitability and continued access to capital markets, including its ability to issue additional debt and equity securities, which in certain cases may require the consent of the existing shareholders.

  As a result of the substantial capital requirements described above, the report of the Company's independent accountants contains an explanatory paragraph regarding the ability of the Company to continue as a going concern.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 8.   FINANCIAL STATEMENTS


AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
Index of Financial Statements
--------------------------------------------------------------------------------

Reports of Independent Accountants...................................................................  22

Consolidated Balance Sheets, as of October 31, 1997 and 1996.........................................  24

Consolidated Statements of Operations for the Years Ended October 31, 1997,1996 and 1995.............  25

Consolidated Statements of Shareholders' Equity for the Years Ended October 31, 1997, 1996 and 1995..  26

Consolidated Statements of Cash Flows for the Years Ended October 31, 1997, 1996 and 1995............  27

Notes to Consolidated Financial Statements...........................................................  28


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of American Craft Brewing International Limited:

          We have audited the accompanying consolidated balance sheet of American Craft Brewing International Limited (a Bermuda corporation) and subsidiaries as of October 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Craft Brewing International Limited and subsidiaries as of October 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, incurred a net loss of $3.52 million for the year ended October 31, 1997 and has a working capital deficiency of approximately $1.3 million as of October 31, 1997. These items, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Coopers & Lybrand L.L.P.

January 29, 1998
New Orleans, Louisiana

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of American Craft Brewing International Limited:

          We have audited the accompanying consolidated balance sheet of American Craft Brewing International Limited (a Bermuda corporation) and subsidiaries as of October 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Craft Brewing International Limited and subsidiaries as of October 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

January 24, 1997
Houston, Texas

         AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF OCTOBER 31, 1997 AND 1996
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                                   1997          1996
                                                                               ------------  ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                     $    59,619    $5,780,672
 Accounts receivable, net of allowance for doubtful accounts of $1,500 and
  $1,500 as of October 31, 1997 and 1996, respectively                             216,928        73,581
 Inventories                                                                       395,480        35,508
 Prepaids and other current assets                                                 139,420       126,465
                                                                               -----------    ----------
  Total current assets                                                             811,447     6,016,226

Equipment and capital leases, net                                                3,349,015       663,830
Rental, utility and other deposits                                                 706,475       235,749
Deposits and advanced royalties for beer purchases                                 621,827           ---
Goodwill, net                                                                       75,877           ---
Employee notes receivable                                                           35,000           ---
Deferred tax assets                                                                    ---        85,501
                                                                               -----------    ----------
  Total assets                                                                 $ 5,599,641    $7,001,306
                                                                               ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                      $ 1,483,509    $  242,014
 Short-term loans                                                                  415,053           ---
 Shareholders' loans                                                               150,000           ---
 Capital lease obligations, current                                                 20.657        12,858
  portion                                                                      -----------    ----------
  Total current liabilities                                                      2,069,219       254,872

Capital lease obligations, net of                                                    7,660        17,364
 current portion                                                               -----------    ----------
  Total liabilities                                                              2,076,879       272,236

Commitments and contingencies

Minority interest                                                                  356,401           ---

Shareholders' equity:
 Preferred stock, $0.01 par, 500,000 shares authorized, none issued                    ---           ---
 Common stock, $0.01 par, 10,000,000 authorized, 3,696,876 shares issued
  and outstanding, respectively                                                     36,969        36,969
 Common stock warrants, 2,190,876 and 2,090,876 outstanding as of
  October 31, 1997 and 1996, respectively                                          181,906       181,906
 Additional paid-in capital                                                      7,388,205     7,388,205
 Cumulative translation adjustment                                                 (46,887)          ---
 Accumulated deficit                                                            (4,393,832)     (878,010)
                                                                               -----------    ----------
  Total shareholders' equity                                                     3,166,361     6,729,070
                                                                               -----------    ----------
  Total liabilities and shareholders'                                          $ 5,599,641    $7,001,306
   equity                                                                      ===========    ==========

The accompanying notes are an integral part of these financial statements.

         AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                              1997          1996         1995
                                                                          -------------  -----------  -----------
Net sales                                                                  $ 1,831,401   $  427,750   $   63,707
Cost of sales                                                               (1,388,234)    (104,473)     (38,960)
                                                                           -----------   ----------   ----------
 Gross profit                                                                  443,167      323,277       24,747
Selling, general and administrative expenses                                (3,864,589)    (685,541)    (292,888)
Interest expense                                                               (11,519)    (322,491)     (17,838)
Interest income                                                                 82,940       19,083          ---
Other expenses, net                                                            (57,672)        (283)      (2,265)
Provision for loss on sale of subsidiary                                      (101,462)         ---          ---
                                                                           -----------   ----------   ----------
 Loss before income taxes                                                   (3,509,135)    (665,955)    (288,244)
 Income tax benefit(expense)                                                   (85,501)      36,405       47,560

 Minority interest                                                              78,814          ---          ---
                                                                           -----------   ----------   ----------
 Net loss                                                                  $(3,515,822)  $ (629,550)  $ (240,684)
                                                                           ===========   ==========   ==========
Net loss per common share                                                  $     (0.95)  $    (0.28)  $    (0.12)
                                                                           ===========   ==========   ==========

Weighted average number of shares outstanding                                3,696,876    2,232,448    2,071,442
                                                                           ===========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

         AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED OCTOBER 31, 1997, 1996, AND 1995
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)
                (3,696,876 SHARES OF COMMON STOCK OUTSTANDING)

                                                                                           Subscription
                                                                   Common     Additional      monies     Cumulative
                                                         Common     stock      paid-in      received in  translation Accumulated
                                                         Stock    warrants     capital        advance    adjustment    deficit
                                                        --------  ---------  ------------  ------------- ---------- -------------
Balance as of October 31, 1994                           $     1  $    ----  $      ----      $ 224,119    $    ---  $    (7,776)
Issuance of common stock                                     644       ----         ----           ----         ---         ----
Subscription monies received in advance                    -----       ----         ----        213,037         ---         ----
Net loss                                                   -----      -----        -----           ----         ---     (240,684)
                                                         -------   --------   ----------      ---------    --------- -----------
Balance as of October 31, 1995                               645       ----         ----        437,156         ---     (248,460)
Subscription monies received in advance                     ----       ----         ----        117,659         ---         ----
Issuance of common stock and
   capitalization of subscription monies received             13       ----      554,802       (554,815)        ---         ----
Effect of the Share Exchange and the Share
   Split  (See Note 1)                                    19,342       ----      (19,342)         -----         ---         ----
Issuance of common stock, net of initial public
   offering expenses                                      15,800       ----    6,339,874           ----         ---         ----
Issuance of common stock warrants                           ----    171,738         ----           ----         ---         ----
Issuance of common stock  and common stock
    warrants to holders of Bridge Notes (See Note 10)      1,169     10,168      512,871           ----         ---         ----
Net loss                                                    ----       ----         ----           ----         ---     (629,550)
                                                         -------   --------   ----------      ---------    --------- -----------
Balance as of October 31, 1996                            36,969    181,906    7,388,205           ----         ---     (878,010)
Net loss                                                     ---        ---          ---            ---         ---   (3,515,822)
Foreign translation adjustment                               ---        ---          ---            ---     (46,887)        ----
                                                         -------   --------   ----------      ---------    --------- ===========
Balance as of October 31, 1997                           $36,969   $181,906   $7,388,205            ---    $(46,887) $(4,393,832)
                                                         =======   ========   ==========      =========    ========= ===========

The accompanying notes are an integral part of these financial statements.

         AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                                  1997           1996         1995
                                                                               -----------    ----------    ---------
Cash flows from operating activities:
     Net loss                                                                  $(3,515,822)  $  (629,550)   $(240,684)
     Adjustments to reconcile net loss to net
          cash used in operating activities
          Provision for loss on sale of subsidiary                                 101,462           ---          ---
          Depreciation                                                             207,460        68,455       21,997
          Deferred tax expense                                                      85,501       (36,405)     (47,560)
          Minority interest                                                        (78,814)          ---          ---
          Non-cash interest expense                                                    ---       274,208         ----
          Increase in operating assets:
               Accounts receivable, net                                           (141,679)      (51,901)     (21,680)
               Inventories                                                        (340,297)      (12,586)     (22,922)
               Prepaids and other current assets                                   (19,264)     (126,074)        (391)
               Other assets                                                       (564,387)     (200,575)     (25,741)
          Increase in operating liabilities:
               Accounts payable and accrued liabilities                          1,243,735       202,720       39,112
                                                                               -----------   -----------    ---------
     Net cash used in operating activities                                      (3,022,105)     (511,708)    (297,869)
                                                                               -----------   -----------    ---------

Cash flows from investing activities:
           Purchases of equipment                                               (3,055,717)      (97,518)    (595,037)
           Deposits for purchase of Mexicali Purchase                             (250,000)
           Deposits on future equipment purchases                                 (283,489)
           Issuance of employee notes receivable                                   (35,000)
           Investment in subsidiaries, net of cash received                        (90,503)          ---          ---
                                                                               -----------   -----------    ---------
      Net cash used in investing activities                                     (3,714,709)      (97,518)    (595,037)
                                                                               -----------   -----------    ---------

Cash flows from financing activities:
          Contribution from co-investor in Celtic Brew LLC                         470,749           ---          ---
          Proceeds from loans                                                      415,093           ---      565,000
          Repayment of loans                                                           ---      (508,500)     (56,500)
          Repayment of capital lease obligations                                   (16,804)      (13,283)      (7,927)
          Proceeds from bridge notes                                                   ---       370,000          ---
          Repayment of bridge notes                                                    ---      (120,000)         ---
          Proceeds from shareholders' loans                                        150,000        18,000       83,148
          Repayment of shareholders' loans                                             ---      (103,638)         ---
          Subscription monies received in advance                                      ---       117,659      213,037
          Proceeds from issuance of common stock and common stock warrants             ---     7,610,817          644
          Stock issuance costs paid                                                    ---    (1,083,405)         ---
                                                                               -----------   -----------    ---------
     Net cash provided by financing activities                                   1,019,038     6,287,650      797,402
                                                                               -----------   -----------    ---------
               Effect of exchange rate changes on cash                              (3,277)          ---          ---
                                                                               -----------   -----------    ---------
     Increase (decrease) in cash and cash equivalents                           (5,721,053)    5,678,424      (95,504)
     Cash and cash equivalents at beginning of period                            5,780,672       102,248      197,752
                                                                               -----------   -----------    ---------
     Cash and cash equivalents at end of period                                $    59,619   $ 5,780,672    $ 102,248
                                                                               ===========   ===========    =========

Supplemental disclosures to statements of cash flows:
     Interest paid                                                             $    11,649   $    50,335    $  29,166
     Conversion of bridge notes to common stock and  Bridge warrants           $       ---   $   250,000    $     ---

The accompanying notes are an integral part of these financial statements.

         AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

1.  ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

ORGANIZATION

          American Craft Brewing International Limited, a Bermuda company ("AmBrew International" or the "Company"), was incorporated on June 5, 1996. On July 30, 1996, American Craft Brewing International Limited, a British Virgin Islands company formerly known as Craft Brewing Holdings Limited ("Craft"), amalgamated into AmBrew International (the "Merger"). AmBrew International is the surviving company and its officers and directors remained in office after the Merger. On May 31, 1996, Craft acquired its entire interests in South China Brewing Company Limited ("South China"), a company incorporated in Hong Kong and formerly known as Forever Smooth Investments Limited, and SCBC Distribution Company Limited, a company incorporated in Hong Kong and formerly known as Arizona Limited ("SCBC," and collectively with South China, the "South China Brewery"), through the exchange (the "Share Exchange") of substantially all of the issued and outstanding shares of capital stock of South China and SCBC by the stockholders thereof for 23,750 shares of capital stock of Craft. This Share Exchange had the effect of consolidating ownership of the South China Brewery's operating companies into Craft. The Merger had the effect of transferring all of the assets (including the capital stock of South China and SCBC) and liabilities of Craft to AmBrew International, a company without material assets or liabilities prior to the Merger. Concurrent with the Share Exchange, Craft issued 1,250 shares of capital stock to certain investors in Hong Kong. Effective as of June 19, 1996, Craft consummated an eighty-for-one share split (the "Share Split") (as a result 2,000,000 shares were outstanding), which has been reflected retroactively in the accompanying consolidated statement of operations. Effective September 16, 1996, the Company completed an initial public offering of 1,580,000 shares of its common stock and 1,580,000 redeemable common stock purchase warrants at initial public offering prices of $5.50 and $0.10, respectively. Additionally, 236,000 redeemable stock purchase warrants were sold in October 1996.

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

         AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

          Unless otherwise required by the context, the terms "AmBrew International" and the "Company" include American Craft Brewing International Limited and its subsidiaries. Details of these companies are:

Name                                                           Percentage of   Country and Date   Principal Activities
----                                                             Ownership     of  Incorporation  ---------------------
                                                               --------------  -----------------
American Craft Brewing International Limited                        N/A        Bermuda               Holding company
                                                                               June 5, 1996
South China Brewing Company  Limited                                100%       Hong Kong             Production of beer
                                                                               May 26, 1994
SCBC Distribution Company Limited                                   100%       Hong Kong             Distribution of  beer
                                                                               August 31, 1993
Celtic Brew LLC                                                      60%       United States         Production of beer
                                                                               November 1, 1996
AmBrew USA, Inc. (formerly Atlantis Import Company)                  95%       United States         Distribution of beer
                                                                               July 15, 1994
Cerveceria Rio Bravo, S.A. de C.V.                                  100%       Mexico                Production of beer
                                                                               November 11,1996


PRINCIPAL ACTIVITIES

          AmBrew International is a holding company for the capital stock of the following operating companies:

          South China Brewery and SCBC which operates a micro-brewery in Hong Kong for the production of beer and ale and distributes in Hong Kong, Operations at the South China Brewery commenced in 1995. As more fully described in Note 5, the Company sold its interest in the South China Brewery on December 22, 1997.

          Celtic Brew operates a micro-brewery near Dublin, Ireland for the production of beer and ale. Celtic Brew began operations in 1997.

          Cerveceria Rio which operates a micro-brewery in Tecate, Mexico for the production of beer, contract brewing services, and future proprietary brands. Cerveceria Rio Bravo commenced operations in 1997.

          AmBrew USA operates as an independent distributor of beer and other beverages both domestic and imported. AmBrew USA began operations in July 1994.

          The consolidated financial statements incorporate results of the
Company and majority owned subsidiaries.    All material intercompany balances
and transactions have been eliminated in consolidation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


a.  INVENTORIES

          Inventories consist primarily of raw materials, which are stated at the lower of cost, on a first-in first-out basis, or market.

               AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND
                                 SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

b.  EQUIPMENT, CAPITAL LEASES AND LONG-LIVED ASSETS

          Equipment and capital leases are recorded at cost. Depreciation for financial reporting purposes is provided by the straight-line method over the estimated useful lives of the assets as follows: brewing equipment-20 years; furniture and equipment-4 years; and motor vehicles (capital leases)-4 years. Leasehold improvements are amortized by the straight-line method over the remaining terms of the leases or the estimated useful lives of the improvements, whichever is shorter. All ordinary repair and maintenance costs are expensed as incurred.

          Goodwill, or costs in excess of net assets of companies acquired, totaled approximately $79,522 and $0 at October 31, 1997 and 1996, respectively, and is amortized principally over 20 years by the straight-line method. Accumulated amortization was approximately $3,645 and $0 as of October 31, 1997 and 1996, respectively.

          In March 1995, the FASB issued SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), which became effective January 1, 1996. This statement describes circumstances that may result in certain long-lived assets (including goodwill) being impaired. The statement also provides criteria for recognition and measurement of asset impairment.

          AmBrew International periodically reviews its assets and operations whenever events or changes in circumstances indicate that recoverability of these assets is uncertain. Generally, the determination of recoverability is based on net cash flows expected to result from such operations and assets. Based on current estimates or future cash flows as prescribed under SFAS 121, management anticipates that future revenues from such assets and operations of AmBrew International will fully recover all the related costs.

c.  SALES

          Sales represent the invoiced value of goods supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers.


d.  INCOME  TAXES

          The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities and for certain carryforward items.

          Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

e.  FOREIGN CURRENCY TRANSLATION

          The translation of financial statements of foreign subsidiaries into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains and losses resulting from translation are included in shareholders' equity separately as a cumulative translation adjustment.

               AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND
                                 SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

f.  NET LOSS PER COMMON SHARE

          Net loss per common share is computed by dividing the net loss by the weighted average common shares outstanding during the periods, on the basis that the Share Exchange, the Share Split and the Merger (See Note 1) had been
consummated prior to the years presented.   Average common equivalent shares for
common stock warrants have not been included, as the computation would not be dilutive. For the year ended October 31, 1995, the effect, using the treasury stock method, of shares issued to the holders of the Bridge Notes (See Note 10) were included in the computation assuming such issuance had been made prior to the period presented.

g.  USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

h.  CASH AND CASH EQUIVALENTS

          For purposes of the consolidated balance sheets and the consolidated statements of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.


i.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          Estimated fair value amounts have been determined using available market information and the valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts the Company could realize in a current market. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

          The carrying amounts of cash and cash equivalents, current receivables, short-term loans and shareholders' loans approximate fair value due to the short-term nature of these instruments. In addition, the Company's short-term loans and shareholders' loans bear interest at rates currently available to the Company for debt with similar terms and maturity.

j.  RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS NO. 128
          On March 6, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which will simplify the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share. The Statement replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement will be effective for financial statements for the year ended October 31, 1998. The Company does not anticipate material differences in the way it reports computes and reports earnings per share.

               AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND
                                 SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

SFAS NO. 130
          On June 30, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement will be effective for financial statements for the year ended October 31, 1998. The Company will include the new financial statement in its full set of general-purpose financial statements but does not anticipate material differences in the amounts that are currently reported.

SFAS NO. 131
          On June 30, 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement supersedes portions of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, as the Statement relates to requirements that a public business enterprise report financial and descriptive information about its reportable operating segments. This statement will require financial information to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement will be effective for financial statements for the year ended October 31, 1998. The Company does not anticipate material differences in the way it reports segment information.



3.  LIQUIDITY AND MANAGEMENT'S PLANS

          As of October 31, 1997, the Company had a working capital deficit of $1.3 million, which includes $415,053 in short-term loans and $150,000 in shareholders' loans. Additionally, the Company has incurred losses in each year since inception and anticipates it will continue to do so in fiscal 1998 as capacity is increased at its production facilities and production has not yet reached levels sufficient to achieve profitability.

          In August 1997, the Company borrowed $35,000 from Mr. Norm Brown, a shareholder and $50,000 from BPW Holding Limited LLC, a major shareholder of the Company, so that the Company could meet its short-term cash requirements. In September 1997 the Company borrowed an additional $15,000 from Mr. Brown and borrowed $50,000 from Mr. Ed McDonnell, a shareholder/director. At October 31, 1997 the due dates on the short-term shareholder notes payable were extended
indefinitely by the note holders.   Additionally, on September 8, 1997 the
Company issued a promissory note in the amount of $153,700 with an interest rate of 10% per annum, in settlement of a legal dispute (the "September 8, 1997 Note"). The September 8, 1997 Note was included in accounts payable and accrued liabilities as of October 31, 1997 and was repaid November 14, 1997, as more fully described below.

          On September 24, 1997 Cerveceria Rio Bravo borrowed $300,000 from Internacional de Mexico. The loan was evidenced by a promissory note from Cerveceria Rio Bravo in the amount of $300,000 with an interest rate of 12% per annum and was payable on or before November 23, 1997. The promissory note was collateralized by a pledge of the assets of Cerveceria Rio Bravo. In connection with the loan, the Company issued a warrant certificate for common stock, that granted Internacional de Mexico the option to purchase up to 100,000 shares of the Company's Common Stock at a price of $0.50 per share. The warrants were exercisable from the earlier of (1) the date of the loan repayment or (2) November 23, 1997 and expiring on September 24, 2002. The note to Internacional de Mexico was paid on November 18, 1997, as more fully described below, and the warrants exercised in full in December 1997.

          On October 27, 1997 the Company signed a 30 day short-term loan agreement with Equity Services Ltd. ("Equity Services"). The loan was evidenced by a promissory note from the Company in the amount of $100,000 bearing an interest rate of 10% per annum.

               AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND
                                 SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

          On November 14, 1997 the Company signed a loan agreement with Entrepreneurial Investors, Ltd. ("Entrepreneurial Investors"). The short-term loan is evidenced by a senior note in the amount of $900,000 that bears an interest rate of 10% per annum and is payable on March 31, 1998. The senior note to Entrepreneurial Investors is collateralized by a pledge of the Company's interest in its subsidiaries. A portion of the proceeds from the Entrepreneurial Investors loan was used to pay the October 27, 1997 loan from Equity Services. Additionally, the Company used the proceeds to pay the outstanding promissory notes to Internacional de Mexico, Mr. McDonnell, and the September 8, 1997 note. The remaining funds from the loan were used to fund the Company's working capital needs.

          On December 22, 1997, the Company sold its interest in South China and SCBC for $650,000, of which $200,000 has been placed in escrow pending the outcome of certain events, as more fully described in Note 5. The proceeds received at that date were used for additional equipment and working capital needs.

          The Company's projections indicate that it needs approximately $1.6 million to fund operations through the middle of calendar 1998, at which time the Company projects it will achieve positive cash flow. In order for the Company to continue its operations and to address the current cash position and the need for working capital, the Company is pursuing both immediate and long term financial assistance in both the debt and equity markets. Specifically, the Company is 1) currently having discussions with domestic and foreign banks for debt financing, 2) utilizing the resources of its individual members of its Board of Directors and shareholders, 3) having discussions with investors about both debt and equity investments, 4) looking for joint venture partners for Cerveceria Rio Bravo to purchase from the Company a partial interest in that facility and 5) having discussion regarding converting debt to equity. There can be no assurance that such debt financing or capital will be available or, if available, under terms and conditions acceptable to the Company. The Company's inability to obtain additional capital would result in a material adverse effect on the Company's ability to pay creditors on a timely basis or meet its various commitments related to operations and its ability to operate as a going concern.

          In addition to the liquidity constraints noted above, the Company has capital requirements for its continued expansion of certain of its production facilities in order to achieve profitable production levels. Also, the Company has capital requirements necessary to adequately market and promote certain products and brands under distribution agreements, including, but not limited to, the Dixie Agreement, which is more fully described in Note 15.

          The successful completion of additional financing may enable the Company to meet its obligations including (1) the repayment of short-term loans and shareholders' loans, (2) continued expansion of production facilities necessary to achieve profitable production levels, and (3) additional marketing of certain brands under distribution agreements with the Company, as more fully described below. The Company believes that sources of working capital are available. There can be no assurance, however, that the Company will obtain additional sources of working capital or that any additional working capital secured will be sufficient to provide the Company with the necessary capital to continue as a going concern.

          Longer term liquidity is dependent on the Company's achievement of sufficient production levels to sustain profitability and continued access to capital markets, including its ability to issue additional debt and equity securities, which in certain cases may require the consent of the existing shareholders.

  As a result of the substantial capital requirements described above, the report of the Company's independent accountants contains an explanatory paragraph regarding the ability of the Company to continue as a going concern.

               AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND
                                 SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


4.  ACQUISITION OF SUBSIDIARY

          During the year ended October 31, 1997, the Company purchased 95% of the capital stock of Atlantis Import Company, which was subsequently renamed AmBrew USA, Inc. The aggregate purchase price was approximately $105,000.

          This acquisition has been accounted for by the purchase method, and the results of operations are included in the accompanying consolidated financial statements from the date of acquisition.

          The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the business acquired during fiscal year 1997 as if such acquisitions had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the
accounting basis used in recording the acquisition.   These pro forma results
have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition or that may result in the future.

                                                       Year Ended October 31,
                                                       ----------------------
                                                     1997                 1996
                                                     ----                 ----
                                                            (UNAUDITED)
Revenues                                         $1, 831,401          $ 427,750
                                                 ===========          =========

Net earnings (loss)                              $(3,515,822)         $(642,076)
                                                 ===========          =========
Earnings (loss) per common share                 $     (0.95)         $   (0.17)
                                                 ===========          =========

   The effect of this acquisition at the date of purchase on the consolidated financial statements for the year ended
October 31, 1997 was as follows:

Current assets, net of cash of  $ 12,667         $    14,817
Property plant and equipment                           2,067
 Goodwill                                             79,522
Current liabilities                                   (5,903)
                                                 -----------
Cash used for acquisition                        $    90,503
                                                 ===========


5.  SALE OF SOUTH CHINA AND SCBC

          On December 22, 1997, the Company sold all of the issued and outstanding shares of capital stock of South China and SCBC to Gold Crown Management Limited ("Gold Crown"), an unrelated party. The Company also assigned to Gold Crown loans from the Company to South China and SCBC collectively in the amount of $1,719,844 (the "Sale and Assignment"). The net consideration that will be paid to the Company in connection with the Sale and Assignment will be approximately $700,000, which includes $200,000 currently held in escrow to be released upon the completion of certain equipment shipments and other events, all of which management expects to complete by February 15, 1998. In addition, the Company issued two options to Gold Crown, as more fully described below. The Company has recorded a provision for this loss of approximately $101,000 in connection with the Sale and Assignment.

          In connection with the Sale and Assignment, the Company and Gold Crown entered into two option agreements. The first option allows Gold Crown, at its election, to exchange 30% of the issued and outstanding shares of capital stock of South China and SCBC for an aggregate of 125,000 shares of the common stock of the

               AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND
                                 SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


Company. The option is exercisable by Gold Crown during the period commencing May 31, 1998 through November 30, 2002 or such later date as the Company, in its sole discretion, shall determine. The Company's obligations to deliver the shares upon Gold Crown's exercise of the first option is subject to certain conditions specified in the option agreement including, among others, minimum net assets at South China of $700,000. The value assigned for this option was approximately $50,000. The second option allows Gold Crown to exchange 100% of the issued and outstanding shares of capital stock of South China and SCBC for a certain number of shares as calculated based on the terms of the second option agreement. Gold Crown may exercise the second option only if the government of Hong Kong fails to unconditionally renew South China's license to operate a brewery and the Company has not cured such non-renewal within 45 days of the date on which Gold Crown notifies the Company of such non-renewal.

Management of the Company estimates that the likelihood of such non-renewal is remote and has assigned no value to the second option.

          In connection with the sale of South China and SCBC, the Company signed cross distribution agreements, which granted AmBrew USA the right to distribute certain South China Brewery products in the United States and certain territories. Additionally, the Company granted South China Brewery distribution rights to certain of the Company's brands for Hong Kong and the People's
Republic of China.    The distribution agreements expire in December 2001.

The following condensed financial information of South China and SCBC is unaudited:

                                                            October 31,
                                                    ------------------------
                                                    1997                1996
                                                    ----                ----
                                                          (UNAUDITED)
 Total current assets                           $   72,079         $ 117,385
                                                ==========         =========
Total assets                                    $1,012,132         $ 897,005
                                                ==========         =========
Total current liabilities                       $  151,025         $  81,127
                                                ==========         =========
Accumulated deficit                             $  858,987         $ 432,691
                                                ==========         =========

                                                       For the Year Ended October 31,
                                              ---------------------------------------------
                                              1997                 1996                1995
                                              ----                 ----                ----
                                                              (UNAUDITED)
 Revenues                                  $ 308,191             $  427,750          $  63,707
                                           =========             ==========          =========
 Gross margin                              $ 186,875             $  323,277          $  24,747
                                           =========             ==========          =========
 Operating income (Loss)                   $(426,296)            $ (220,636)         $(240,684)
                                           =========             ==========          =========

6.  OTHER RELATED PARTY TRANSACTIONS

          In January 1997, the Company obtained the U.S. distribution rights for the Cerveza Mexicali brand from a shareholder/director. A $250,000 deposit was placed with the shareholder/director as a down payment on the final purchase price to be determined by independent appraisal in June 1998. The deposit is recorded as an other asset in the accompanying balance sheet. The existing inventory was purchased from the shareholder/director for $114,667, and a royalty of $0.40 for the first 100,000 and $0.25 for sales above 100,000 cases will be paid to this individual on all sales through June 1998. Through September 1997, sales of the Cerveza Mexicali brand have been invoiced and collected by the shareholder/director on behalf of AmBrew USA. Certain expenses incurred by the shareholder/director related to these sales are reimbursed using the cash receipts collected by the shareholder/director. The same shareholder/director holds the lease on the Cerveceria Rio Bravo facility. Since September 1997, AmBrew USA has been invoicing and collecting on the sales of Cerveza Mexicali.

         AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)



          Effective September 11, 1996 the Company signed a 5 year lease for the Cerveceria Rio Bravo site. Cerveceria Rio Bravo leases brewing and storage space of 21,443 square feet from Corporacion Calfik, which is owned by a major shareholder and Director of the Company, at a current monthly rent of $6,625.00. The remaining term of the lease is four years with yearly incremental rent increases and ending September 10, 2001. The lessor has the option to renew the lease for an additional 5 years, with a 6% increase in base rent on the first year of the option and at least a 6% increase in base rent there after.

          During fiscal 1997, AmBrew International in conjunction with Aidan McGuinness invested in Celtic Brew LLC ("Celtic Brew"), a brewery located in Enfield, county Meath, Ireland. AmBrew International has a 60% interest in the venture. AmBrew International and Mr. McGuinness made initial capital contributions of $600,000 and $400,000, respectively, to the entity. Aidan McGuinness is also a partner in Twin Meadows, another joint venture that produces beer. The Celtic Brew and Twin Meadows breweries are both located in a building that is leased from Aidan and Mark McGuinness. Various operating costs are shared by Celtic Brew and Twin Meadows and are allocated between the companies. At October 31, 1997 accounts receivable includes $38,250 due from and accounts payable and accrued liabilities includes $52,990 due to Twin Meadows.

7.  INVENTORIES

      Inventories are composed of the following:

                                             1997       1996
                                         --------   --------
    Raw materials                         255,281    $31,451
    Work-in-process and finished goods    140,199      4,057
                                         --------   --------
                                         $395,480    $35,508
                                         ========    =======



8.  EQUIPMENT AND CAPITAL LEASES

        Equipment and capital leases are composed of the following:

                                                                     1997         1996
                                                                     ----         ----
Equipment:
      Leasehold improvements                                      $  714,828   $ 54,316
      Brewing equipment                                            2,330,085    563,577
      Furniture and equipment                                        521,864     79,834
Capital leases:
      Motor vehicles and equipment                                    79,352     56,556
                                                                  ----------   --------
                                                                  $3,646,129    754,283
Less: Accumulated depreciation and amortization
     Equipment and leasehold improvement                            (260,832)   (71,602)
     Capital leases                                                  (36,282)   (18,851)
                                                                  ----------   --------
                                                                  $3,349,015   $663,830
                                                                  ==========   ========

9.  SHAREHOLDER'S LOANS

          During the year ended October 31, 1997 the Company borrowed a total of $150,000 in the form of promissory notes from shareholders. These loans were evidenced by 30 day promissory notes bearing a rate of 12% per annum interest and collateralized by a pledge of the Company's ownership interest in Celtic
Brew.   For the years ended October 31, 1997, 1996 and 1995, interest expense on
shareholders' loans was $2,979, $4,091,and $813, respectively.   The term of
these loans was extended indefinitely.

               AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND
                                 SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)



          During the year ended October 31, 1995, South China borrowed $65,000 from BPW Holding Limited ("BPW"), a shareholder of the Company. The loan was evidenced by a limited recourse promissory note dated March 5, 1996, bearing interest at a rate of 5.5% per annum and was due ten days after the consummation of the initial public offering of the Company's common stock. The loan to South China dated March 5, 1996 was repaid with proceeds from the initial public offering during the year ended October 31, 1996. The remaining balance of the shareholders' loans as of October 31, 1995 was unsecured, non-interest bearing and without pre-determined repayment terms. These shareholders' loans were paid in full during fiscal 1996.


10.  BRIDGE NOTES

          In May 1996, the Company issued $370,000 principal amount of bridge notes bearing interest at a rate of 12% per annum which increased to 14% per annum on September 1, 1996. Holders of $250,000 principal amount of these notes converted such notes and interest payable thereon, upon consummation of the initial public offering, into 94,255 shares of the Company's common stock. The holder of the remaining $120,000 principal amount of such notes was repaid in cash and received at no additional cost 22,621 shares of the Company's common stock, upon consummation of the initial public offering. The note holders also each received a warrant entitling such holder to purchase for a period of eighteen months, that number of shares of common stock of the Company as such holder received upon consummation of the initial public offering, at a price of $8.25 per share (the "Bridge Warrants"). Included in the consolidated statement of operations for the year ended October 31, 1996, is a non-cash interest charge of $265,000 representing the original issue discount related to the repayment of these notes.


11.  SHAREHOLDERS' EQUITY

          As of October 31, 1996, the amount of common stock recorded in the consolidated balance sheet represents the common stock of the Company after the Share Exchange, the Share Split and the initial public offering.

          The Board of Directors is authorized, without further shareholder approval to issue up to 500,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted or imposed upon unissued shares of preferred stock and to fix the number of shares constituting any series and designation of such series.

          The Company has issued warrants under several separate agreements, which expire between 1998 and 2001. As of October 31, 1997, a total of 2,090,876 shares of common stock have been reserved for issuance upon the exercise of common stock warrants. Other than the Representative's Warrants and the Bridge Warrants, each warrant allows the holder to purchase one share of common stock, subject to adjustments upon the occurrence of certain events. The Representative's Warrants also allow for the purchase of common stock warrants. Each Bridge Warrant entitles the holder to purchase that number of shares of common stock as such holder received upon consummation of the initial public offering. The warrants are recorded at their estimated fair values at the date of issuance and were issued in connection with the Company's initial public offering. Beginning in 1998, certain warrants are redeemable under specified conditions and at the Company's discretion.

          In connection with the loan from Internacional de Mexico, the Company issued a warrant certificate for common stock, that granted Internacional de Mexico the option to purchase up to 100,000 unregistered shares of the Company's Common Stock at a price of $0.50 per share which aproximated fair value at the date of grant. The warrants were exercisable from the earlier of (1) the date of the loan repayment or (2) November 23, 1997 and expiring on September 24, 2002. The note to Internacional de Mexico was paid on November 18, 1997, and the warrants exercised in full in December 1997.

               AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND
                                 SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


          The number of warrants outstanding, warrant holders, exercise prices and redemption prices are as follows:

    Number of Shares
     Issuable Under                                                           Company
 Warrants Outstanding at                                 Exercise Price     Redemption
    October 31, 1997             Warrant Holders           Per Share     Price Per Warrant
-------------------------  ----------------------------  --------------  -----------------
       1,816,000           Publicly held                    $6.875          $0.10
         158,000           Underwriter's Representative     $7.700       Not Redeemable
         116,876           Bridge Note holders              $8.250       Not Redeemable
         100,000           Internacional de Mexico          $0.500       Not Redeemable

12.  INCOME TAXES

          The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they are domiciled and operate. AmBrew International is exempted from income tax in Bermuda until 2016. The Hong Kong subsidiaries were subject to Hong Kong profits tax at a rate of 16.5%. Deferred tax assets as of October 31, 1996 related to the tax loss carryforwards generated in connection with South China and SCBC. These losses have been charged to tax expense in the current year, as the Company will not be able to utilize these loss carryforwards due to the Sale and Assignment.

The Company and its subsidiaries have significant loss carryforwards which have been recorded as deferred tax assets. Due to the realization of such amounts being deemed uncertain with respect to SFAS No. 109, a valuation allowance has been recorded for the entire amount of approximately $1,156,000. There are no other significant deferred tax assets or liabilities as of October 31, 1997.

The significant components of the income tax benefit (expense) are:

                                                              1997      1996      1995
                                                            --------  --------  --------
Current.............................................        $    ---   $   ---   $   ---
Deferred - Operating loss carryforwards.............             ---    36,405    47,560
Provisions for valuation allowance for deferred
  tax asset.........................................         (85,501)      ---       ---
                                                            --------   -------   -------
                                                            $(85,501)  $36,405   $47,560
                                                            ========   =======   =======

          The reconciliation of the United States federal income tax rate to the effective income tax rate based on the loss before income tax benefit (expense) stated in the consolidated statements of operations is as follows:

                                                                          1997       1996     1995
                                                                        --------   -------  -------
United States federal income tax rate...................                35.0%       35.0%    35.0%
Aggregate effect of different tax rates in foreign                       ---
        jurisdictions...................................                            (6.1%)  (18.5%)
Losses for which there is no benefit is recognized......               (35.7%)     (23.4%)    ---
Provisions for valuation allowance for deferred
  tax asset.............................................                (2.6%)       ---      ---
Other                                                                     .7%        ---      ---
                                                                       -----       -----    -----
Effective income tax rate...............................                (2.4%)       5.5%    16.5%
                                                                       =====       =====    =====


As of October 31, 1997, the Company had U.S. net operating losses for tax purposes of approximately $449,000 and $1,998,000 which are scheduled to expire by the years 2011 and 2017, respectively. As of October 31, 1997, the Company also had Mexican net operating losses for tax purposes of approximately $604,000 which are scheduled to expire by the year 2002.

               AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND
                                 SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


13.  SEGMENT DATA

          The Company produces and distributes beer in North America, including the United States and Mexico; Europe, primarily Ireland and the United Kingdom; and Hong Kong. The Company's foreign operations began in the countries and on the dates indicated: Hong Kong - June 1995; United States - December 1996; Mexico - June 1997; Ireland and the United Kingdom - June 1997. The Company also has identifiable assets and certain administrative functions located in Bermuda, which is included in North America for purposes of segment data. The Company began distribution in the year ended October 31, 1997.

                                         North       Hong
                                        America      Kong       Europe    Consolidated
          Revenue
           October 31, 1997            1,517,168    308,191       6,042      1,831,401
           October 31, 1996                    0    427,750           0        427,750
           October 31, 1995                    0     63,707           0         63,707

          Operating earnings(loss)
           October 31, 1997           (2,904,816)  (450,333)   (153,986)    (3,509,135)
           October 31, 1996             (445,319)  (220,636)          0       (665,955)
           October 31, 1995                    0   (288,244)          0       (288,244)

          Total assets
           October 31, 1997            3,708,986    801,133   1,089,522      5,599,641
           October 31, 1996            6,189,802    811,504           0      7,001,306
           October 31, 1995                    0    866,278           0        866,278



                                                (As of and for the year ended October 31, 1997)
                                                                            Corporate
                                                                               and
                                           Production     Distribution    Eliminations  Consolidated
                                           -----------    ------------    ------------  ------------
           Revenues                        $   459,242     $ 1,372,159    $      --      $ 1,831,401
                                           ===========     ===========    =========      ===========
           Operating earnings (losses)     $(2,330,045)    $(1,179,090)          --       (3,509,135
                                           ===========     ===========    =========      ===========
           Total assets                    $ 3,962,707     $   898,788    $ 738,146      $ 5,599,641
                                           ===========     ===========    =========      ===========

               AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND
                                 SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


14.  COMMITMENTS AND CONTINGENCIES

a.  CAPITAL COMMITMENTS

          As of October 31, 1997 the Company had purchase commitments net of deposits for the purchase of equipment of approximately $40,000.


b. LEASE COMMITMENTS

          The Company leases various facilities under noncancelable operating leases, which expire at various dates through 2002. Rental expenses for the years ended October 31, 1997, 1996 and 1995 were approximately $636,037,
$84,695, and $67,000, respectively.   Future minimum rental payments as of
October 31, 1997 under agreements classified as operating leases with noncancelable terms in excess of one year exclusive of South China and SCBC.

Payable during the following period:

Fiscal 1998                              $165,118
Fiscal 1999                               155,287
Fiscal 2000                               150,004
Fiscal 2001                               139,522
Fiscal 2002                                26,106
                                         ========
                                         $636,037
                                         ========



          At October 31, 1997, the Company had minimum capital lease obligations of $22,987, $11,833 and $2,420, respectively, for each of the three years ending October 31, 2000 relating to the delivery vehicles at South China Brewery and a forklift at Celtic Brew. As more fully described in Note 5, South China Brewery was sold along with its capital lease obligations of $17,179, $6,025 and $0, respectively, for each of the three years ended October 31, 2000. The remaining capital lease obligations of $5,808, $5,808 and $2,420, respectively for the three years ended October 31, 2000 relate to the forklift at Celtic Brew.

c. DISTRIBUTION AGREEMENTS

          In May 1997, the Company entered an agreement to market and distribute the products of Dixie Brewing Company ("Dixie"). As part of this agreement, the Company has committed to certain monthly minimum case purchases that increase over the three year term of the agreement. At October 31, 1997, $278,283 was recorded as other assets to reflect minimum payments made through that date, that can be applied to future purchases under the agreement. In connection with the agreement, the Company has made an additional cash deposit of $192,000 in lieu of letters of credit of $200,000 and has provided Dixie a $100,000 advance to be repaid through future per case price reductions. As of October 31, 1997, $23,328 had been credited against the advance. At October 31, 1997 these amounts are recorded as "Deposits and advance royalties for beer purchases" in the accompanying balance sheet. The Company has also agreed to purchase kegging equipment to be installed at Dixie, which will be repaid by Dixie through per keg price reductions beginning in the second year of the agreement as well as marketing materials.

          Under the terms of the Dixie distribution agreement, AmBrew USA has minimum purchase commitments of $2,482,350, $2,717,000, and $1,420,272 for the years ending October 31, 1998, 1999 and 2000, respectively. In

               AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND
                                 SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

addition, the Company expects to spend approximately $75,000 for the kegging equipment and approximately $125,000 for the marketing materials during the year ended October 31, 1998.

d.   LEGAL PROCEEDINGS

          AmBrew International, AmBrew USA, Cerveceria Rio Bravo, and Celtic Brew are not involved in any material pending legal proceedings and are not aware of any material legal proceedings threatened against it. The South China Brewery is currently involved in a dispute with the Customs and Excise authority of Hong Kong, which management does not expect to have a material impact on the Company's financial position or operations.


15.  OPERATING RISK

a. BUSINESS RISK

          The South China Brewery commenced operations in June 1995, AmBrew USA was purchased in December 1996, Celtic Brew commenced operations in June 1997 and Cerveceria Rio Bravo commenced operations in June 1997. Their operations are subject to all the risks inherent in an emerging business enterprise. These include, but are not limited to, high expense levels relative to production, complications and delays frequently encountered in connection with the development and introduction of new products, the ability to recruit and retain accomplished management personnel, competition from established breweries, the need to expand production and distribution and the ability to establish and sustain product quality.


b. CONCENTRATION OF CREDIT RISK

          A substantial portion of the Company's sales is made to a small number of customers on an open account basis and generally no collateral is required. The five largest accounts receivable comprised 34% and 73% of total accounts receivable as of October 31, 1997 and 1996, respectively. Details of individual customers accounting for more than 10% of the Company's sales for the years ended October 31, 1997 and 1996 are as follows:

                                             PERCENTAGE OF NET SALES
                                             -----------------------

                                          1997                      1996
                                          ----                      ----
Distribuidora Zarate, S.A. de C.V.          13%                      ---
Iconic America limited, formerly
 Dabeers Distributors Limited              ---                      42.9%
Delaney's (Wanchai) Limited                ---                      24.6%
                                          ====                      ====

          The Company performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections.

c.        CONCENTRATION OF SUPPLIERS

          Each of the breweries' relies upon a single supplier for each of the raw materials used to make and package its beers. Although to date the breweries have been able to obtain adequate supplies of these ingredients and other raw materials in a timely manner from these sources, if the breweries were unable to obtain adequate supplies of ingredients or other raw materials, delays or reductions in product shipments could occur which would have an

               AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND
                                 SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

adverse effect on the breweries' business, financial condition and results of operations. As with most agricultural products, the supply and price of raw materials used to produce the beers can be affected by factors beyond the control of the breweries, such as drought, frost, other weather conditions, economic factors affecting growing decisions, various plant diseases and pests. If any of the foregoing were to occur, the Company's business, financial condition and results of operation would be adversely affected.

d. POLITICAL RISK

          A material portion of all the Company's assets of its continuing businesses are located in Mexico and Ireland. As a result, the Company's business, financial condition and result of operations may be influenced by the political situation in Hong Kong, Mexico and Ireland, and by the general state of the Mexican and Irish economy.



16.  STOCK OPTION PLAN

          On July 18, 1996 the Company's Stockholders adopted a Stock Option Plan (the "Plan"). Under the Plan, a committee of the Board of Directors may grant options to eligible employees (including officers and directors) of the Company. Under the terms of the Plan the per share exercise price of options granted under the Stock Option Plan may not be less than 100% of the fair market value of a share of the Company's common stock on the date of grant. Options are exercisable during the period specified by the Stock Option Committee, except that options will be immediately exercisable in the event of a change in control of the Company and in the event of certain mergers and reorganizations of the Company. A total of 600,000 shares of the Company's common stock has been authorized and reserved for issuance under the amended Plan. The Company has granted 522,750 stock options under the plan. To date no options have been exercised and 15,500 options were cancelled due to attrition.

          The Company in fiscal year 1997 granted stock options under the Plan. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption, of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

          The Company granted nonqualified stock options in fiscal 1997 to employees. The stock options granted in fiscal 1997 have contractual terms of 5 years, except for the options granted to Peter Bordeaux, Chairman of the Board, CEO and President of the Company, which vest over 3 years. All of the options granted to the employees have an exercise price equal to or greater than the fair market value of the stock at grant date. The options granted to the other employees are cancelled upon their departure from the Company, and the options granted to Directors are valid for a period of one year from their date of departure.

               AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND
                                 SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)



          A summary of the status of the Company's stock options as of October 31, 1997 and the changes during the year ended on that date is presented below:

                                               STOCK OPTIONS
                                                   1997
                                                        Weighted
                                        No. Shares of   Average
                                          Underlying    Exercise
                                           Options       Prices
Outstanding at beginning of the year                 0       N/A
Granted                                        522,750     $5.50
Forfeited                                       13,500     $5.50
Expired                                              0     $5.50
                                               -------     -----
Outstanding at end of year                     509,250     $5.50
                                               =======     =====
Exercisable at end of year                     389,350     $5.50
Weighted average fair value of options
granted                                               $0.94


          The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 1997: dividend yield of 0%; a risk-free interest rate of 6.07%; an expected life of 2.5 years; and a volatility of 116% for all grants. The weighted-average remaining term for all outstanding options as of October 31, 1997 is 4.5 years.

          Options outstanding as of October 31, 1997 are summarized below:

          Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS 123, the Company's net income and net income per common share for 1997 would approximate the pro forma amounts below.

                                       As Reported             Pro Forma
                                  October 31, 1997      October 31, 1997
           SFAS 123 Charge             $       ---           $   420,000
             APB 25 Charge             $       ---           $       ---
                  Net Loss             $(3,515,822)          $(3,935,822)
 Net Loss Per Common Share             $     (0.95)          $     (1.06)

          The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

               AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND
                                 SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by Item 10 is hereby incorporated by reference from the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") under the caption "Election of Directors."



ITEM 11.  EXECUTIVE COMPENSATION

          The information required by Item 11 is hereby incorporated by reference from the 1998 Proxy Statement under the caption "Executive Compensation."



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

          The information required by Item 12 is hereby incorporated by reference from the 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

          The information required by Item 13 is hereby incorporated by reference from the 1998 Proxy Statement under the caption "Certain Transactions."

                                    Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a)     THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.  FINANCIAL STATEMENTS

          The following consolidated financial statements of the Company are included in Item 8:
               Report of Coopers & Lybrand L.L.P.
               Report of Arthur Andersen, L.L.P.
               Consolidated Balance Sheet as of October 31, 1997 and 19967 Consolidated Statements of Operations for the years ended October
                31, 1997, 1996 and 1995

               Consolidated Statements of Shareholders' Equity for the years ended October 31, 1997, 1996 and 1996

               Consolidated Statements of Cash Flows for the years ended October
                31, 1997, 1996 and 1996

               Notes to Consolidated Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES
          All schedules are omitted because they are not required or the required information is included in the Consolidated Financial Statements and Notes thereto.

3.  EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Commission:

    2.1     Plan and Agreement of Amalgamation between Craft and the Company /1/
    3.1     Memorandum of Amalgamation of the Company /2/
    3.2     Bye-Laws of the Company /2/
    4.1     Specimen common stock certificate /2/
    4.2 Warrant Agreement between the Company, National Securities Corporation ("National Securities") and the Bank of New York (including form of Redeemable Common Stock Purchase Warrant) /1/
    4.3 Representative's Warrant Agreement between the Company and National Securities (including form of Representative's Warrant) (incorporated by reference to Exhibit 4.3 of the Registration Statement) /2/

    10.1    1996 Stock Option Plan of the Company /2/
    10.2 Agreement of Lease between the Company and Corporacion Calfik dated as of January 6, 1997 /3/
    10.7 Employment Agreement, dated as of June 14, 1996, between the Company and James L. Ake /1/
    10.10 Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and Mark Youds /1/
    10.11 Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and John Arvanitis /1/
    10.12 Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and Mark Gallagher /1/
    10.13 Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and Harry Allen Friedberg /1/
    10.14 Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and Micro Brew Systems Co., Ltd /1/
    10.15 Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and Noah Schaffer /1/
    10.16 Bridge Financing Purchase Agreement, dated as of May 31, 1996, between the Company and Long-Term Partners Ltd. /1/
    10.17 Forms of Bridge Financing Convertible Notes (including forms of Bridge Financing Warrants) /2/
    10.20   Operating Agreement of Celtic Brew LLC /3/
    10.21   Amended and Restated Stock Option Plan of the Company /4/
    10.24 Employment and Non-Competition Agreement between the Company and Peter W. H. Bordeaux /4/

    10.25   Contract Brewing and Packaging Agreement between Anheuser-Busch,
            Incorporated and the Company, dated April 29, 1997 /4/
    10.27   Employment Agreement between the Company and C. Brooks Hamaker, effective March 10, 1997 /4/
    10.28   Employment Agreement between the Company and William R. Jenkins, effective March 24, 1997 /4/
    10.29   General Manager/Brewmaster Employment Agreement dated July 18, 1997 between Cerveceria Rio Bravo and Clint D. Stromberg /4/
    10.30   Exclusive Agency Agreement dated as of May 2, 1997 between AmBrew
            U.S.A., Inc. and Dixie Brewing Company, Inc. /4/
    10.31   Franchise Agreement dated June 30, 1997 between American Craft
            Brewing International Limited and A. G. Barr p.l.c. /4/
    10.32   Franchise Agreement dated June 30, 1997 between American Craft
            Brewing International Limited and A. G. Barr p.l.c. /4/
    10.33   Operating lease dated May 1, 1997 between Celtic Brew LLC and Aidan
            McGuinness and Mark McGuinness /4/
    10.34   Lending and Proceeds of Loan Agreement dated September 24, 1997 among American Craft Brewing International Limited, Cerveceria Rio
            Bravo S.A. de C.V. and Internacional de Mexico S.A. de C.V. /5/
    10.35   Promissory Note secured by Security Agreement dated September 24,
            1997 in the original principal amount of U.S. $300,000 by Cerveceria
            Rio Bravo S.A. de C.V. in favor of Internacional de Mexico S.A. de
            C.V. /5/
    10.36   Security Agreement dated as of September 24, 1997 between Cerveceria
            Rio Bravo S.A. de C.V. and Internacional de Mexico S.A. de C.V. /5/
    10.37   Redeemable Warrant dated September 24, 1997 between American Craft
            Brewing International Limited and Internacional de Mexico S.A. de
            C.V. /5/
    10.38   Loan Agreement dated November 11, 1997 between American Craft
            Brewing International Limited and Entrepreneurial Investors, Ltd /6/
    10.39   Senior Promissory Note dated November 11, 1997 between American
            Craft Brewing International Limited and Entrepreneurial Investors,
            Ltd /6/
    10.40   Pledge Agreement dated November 11, 1997 between
            American Craft Brewing International Limited and Entrepreneurial
            Investors, Ltd /6/
    10.41   Agreement for the sale and purchase of the issued share capital of
            South China Brewing Company Limited and SCBC Distribution Company
            Limited between American Craft Brewing International Limited and
            Gold Crown Management Limited /7/
    10.42   Option Agreement No. 1 between American Craft Brewing International
            Limited and Gold Crown Management Limited /7/
    10.43   Option Agreement No. 2 between American Craft Brewing International
            Limited and Gold Crown Management Limited /7/
    11      Statements re: computation of per share earnings /8/
    21      Subsidiaries of the Company/8/
    27      Financial Data Schedule /8/


1 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July31, 1996 (file no 1-12119)
2 Incorporated by reference to the Company's registration statement Form S-1 (file no. 333-6033)

3 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended October 31, 1996 (file no. 1-12119)
4 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1997 (file no 1-12119)
5 Incorporated by reference to the Company's Report on Form 8-K dated September 24,1997 (file no 1-12119)
6 Incorporated by reference to the Company's Report on Form 8-K dated November 11, 1997 (file no 1-12119)
7 Incorporated by reference to the Company's Report on Form 8-K dated December 22, 1997 (file no 1-12119)
8  Filed herewith.

       (b)  REPORTS ON FORM 8-K:

       During the last fiscal quarter of the fiscal year ended October 31, 1997, the Company filed a report on Form 8-K dated September 24,1997 reporting an event under Item 5 of Form8-K

                                   SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICAN CRAFT BREWING
                                         INTERNATIONAL LIMITED

Date: January 29, 1998                   /s/  PETER BORDEAUX
                                         -------------------------------------
                                         Peter Bordeaux
                                         President, Chief Executive Officer,
                                         and Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

                                         /s/  PETER BORDEAUX
                                         -------------------------------------
January 29, 1998                         Peter Bordeaux
                                         President, Chief Executive Officer,
                                         and Chairman of the Board

                                         /s/  JAMES L. AKE
                                         -------------------------------------
January 29, 1998                         James L. Ake
                                         Executive Vice President,
                                         Chief Operating Officer, and Secretary

                                         /s/  NANCY R. HERNANDEZ
                                         -------------------------------------
January 29, 1998                         Nancy R. Hernandez
                                         Controller

                                         -------------------------------------
January 29, 1998                         Federico G. Cabo Alvarez, Director


                                         -------------------------------------
January 29, 1998                         John Beaudette, Director

                                         /s/  WYNDHAM CARVER
                                         -------------------------------------
January 29, 1998                         Wyndham Carver, Director


                                         -------------------------------------
January 29, 1998                         David Haines, Director

                                         /s/  JOSEPH HEID
                                         -------------------------------------
January 29, 1998                         Joseph Heid, Director

                                         /s/  STEVE ROTHSTEIN
                                         -------------------------------------
January 29, 1998                         Steve Rothstein, Director

                                         /s/  SUSANNA TOWNSEND
                                         -------------------------------------
January 29, 1998                         Susanna Townsend, Director