Form 10-K/A
period 1997-10-31
AMERICAN CRAFT BREWING INTERNATIONAL LTD
filed 1998-03-02
CIK 1014061

               United States SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A
               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                          THE SECURITIES ACT OF 1934

                  For the fiscal year ended October 31, 1997
                        Commission File Number 1-12119

                 AMERICAN CRAFT BREWING INTERNATIONAL LIMITED
            (Exact Name of Registrant as Specified in its Charter)

          Bermuda                                  72-1323940
(State or other jurisdiction                    (I.R.S. Employer
    of incorporation)                         Identification Number)

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


   Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on January 22, 1998, based on the closing price on that date of $1.125 on the Nasdaq SmallCap Market was $2,019,236*

     The number of shares outstanding of the Registrant's Common Stock as of January 21, 1998: 3,796,876.

                 American Craft Brewing International Limited
                Amendment No. 1 on Form 10K/A to Annual Report
            on Form 10-K for the Fiscal Year Ended October 31, 1997

* The aggregate market value of the voting stock held by non-affiliates was estimated by excluding only those shares held by directors, officers and principle shareholders filing schedule 13D and/or 13G.

                                   ITEM III

Items 10, 11, 12 and 13 or Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 are hereby amended and restated in their entirety as follows:


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are members of the Company's Board of Directors. Also set forth below as to each director is his age, the year in which such person was first elected a director, a brief description of such director's principal occupation and business experience during the past five years, directorships of certain companies presently held by such persons and certain other information, which information has been furnished by the respective individuals.


Peter W. H. Bordeaux
Age 49

     Mr. Bordeaux has been Chairman of the Board of Directors of AmBrew International since June 5, 1996 and has been associated with its subsidiaries since August 9, 1994. Mr. Bordeaux has been President and Chief Executive Officer of AmBrew International since February 12, 1997. Prior to his employment in these positions and since 1982, Mr. Bordeaux was President and Chief Executive Officer of New Orleans-based Sazerac Company, Inc. ("Sazerac"), the tenth largest United States producer, importer and exporter of spirits as well as a large U.S. distributor of wine, beer and non-alcoholic beverages. Mr. Bordeaux had been with Sazerac since 1980. In addition, Mr. Bordeaux had served as Chairman of Concorde Holdings ("Concorde"), since November 1994, and had served as President, since 1992, of Leestown Company, Inc., which owns the world's largest bourbon distillery. Mr. Bordeaux is Vice Chairman of the Board of the National Association of Beverage Importers, a Board Member, Vice President and member of the Executive Committee of the Board of the World Trade Center, New Orleans, Chairman of the International Advisory Council of Hibernia National Bank (New Orleans) and a Board Member and Treasurer of Episcopal Housing for Seniors, Inc.


Steven A. Rothstein
Age 47

       Mr. Rothstein was appointed to fill an existing vacancy in the Company's Board of Directors by the incumbent Board in March 1997. Mr. Rothstein has been the Chairman of the Board of National Securities Corporation, a securities broker-dealer, since 1995. Mr. Rothstein also is Chairman of the Board and President of Olympic Cascade Financial Corporation, the parent holding company of National Securities Corporation. From 1994 to 1995, Mr. Rothstein served as a Managing Director of H.J. Meyers & Co., a securities broker-dealer. From 1992 to 1994, he served as a Managing Director of Rodman and Renshaw, a securities broker-dealer. From 1989 to 1992, he served as a Managing Director of Oppenheimer & Co., a securities broker-dealer. Prior to that, he was a limited partner of Bear Stearns & Co., a securities broker-dealer. Mr. Rothstein received a BA degree from Brown University. He is currently a director of SigmaTron International, Inc., New World Coffee, Inc., and Vita Food Products, Inc. and Gateway Data Sciences Corporation.


Steve Tebo
Age 41

     Mr. Tebo was appointed to fill an existing vacancy in the Company's Board of Directors by the incumbent Board on February 19, 1998. Mr. Tebo is the President and founder of Castle Development, Ltd., a consulting firm. During the past five years Mr. Tebo has held the same position.

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

       James L. Ake, age 53, has been the Executive Vice President and Chief Operating Officer of AmBrew International since June 5, 1996 and has been
associated with its subsidiaries since August  9, 1994.   Mr. Ake has been
President of AmBrew USA, AmBrew International's U.S. subsidiary, since December 1996. Before joining the Company, Mr. Ake had been the Director of Financial Analysis and Planning for Sazerac since 1993 where he was responsible for expansion of operations overseas with emphasis on ventures in the Pacific Rim countries. In addition, from November 1994 to June 1996, Mr. Ake had served as Managing Director of Concorde. Prior to joining Sazerac, Mr. Ake was a director in Zapata-Haynie Corporation in Hammond, Louisiana, the largest fishing company in the United States, where Mr. Ake was responsible for corporate planning, oversaw profitability, and development of various departments. Mr. Ake is a registered engineer and is involved with the Japan-Louisiana Friendship Foundation.

       Stephen B. Armstrong, age 35, joined the Company in connection with the Company's acquisition of AmBrew USA (formerly Atlantis Import Company ("Atlantis")). Mr. Armstrong is the Executive Vice President and General Manager of AmBrew USA. Before joining the Company, Mr. Armstrong was the founder and President of Atlantis, a national beer importer, from 1994 through 1996. From 1992 to 1996, Mr. Armstrong served as Vice-President and Director of Sales and Marketing for Dixie Brewing Company, a regional brewery located in New Orleans, Louisiana.

       Nancy R. Hernandez, age 29, joined the Company in December of 1996 as the Company's Controller. Before joining the Company, Ms. Hernandez was the Accounting Manager for Tropical Export Co., a global exporter of industrial and automotive parts and equipment, from 1993 to 1996 Ms. Hernandez had been with Tropical Export since 1986. During 1995 and 1996. Ms. Hernandez also served as Treasurer for Tropical Sales Ltd., a truck parts and equipment retail store. Ms. Hernandez is a member of the New CPA Committee for the Society of Louisiana Certified Public Accountants.

       Dean McGuinness, age 25, is the General Manager of Celtic Brew LLC ("Celtic"), the Company's majority-owned brewery in Enfield, Ireland. Mr. McGuinness has completed the intensive brewing program at the Siebel Brewing Institute. Before joining the Company in August of 1996, Mr. McGuinness acted as consultant and Marketing Manager for TourIT Ltd, a market research firm, where he developed and implemented numerous marketing strategies utilizing the Internet for promotional efforts, travel reservations, market research and integrated information management. During 1994 and 1995 Mr. McGuinness acted as consultant to various service management companies, including Market Research Consultancy and the Centre for Quality Service Management. Mr. McGuinness earned his Bachelor of Commerce and Masters of Business Studies during 1989-1994. Mr. McGuinness is the son of Mr. Aidan McGuinness, the Company's joint venture partner in Ireland.

Item 11.   EXECUTIVE COMPENSATION

          The Summary Compensation Table below sets forth the cash compensation earned by or paid to American Craft Brewing International Limited's (the "Company") Chief Executive Officer and Chief Operating Officer for the fiscal year ended October 31, 1997. Only the Chief Executive Officer had salary and bonus in excess of $100,000 during the fiscal year ended October 31, 1997.

                          Summary Compensation Table

                                                                       Long Term Compensation(1)
                                                               ----------------------------------------------------------
                                      Annual Compensation                                             Payouts
                                 ---------------------------                                -----------------------------
Name and                                                                     Awards         Long Term
Principal                                                                   Option &        Incentive       All Other
Position                         Year  Salary (2)  Bonus (3)   Other     Warrant Awards     Payouts       Compensation
-----------                      ----  ----------  ---------   -----    ---------------     -----------  ---------------
Peter Bordeaux
Chairman, President and
Chief Executive Officer          1997   $141,667     $50,000    $32,173         200,000               ---        $1,419

James L. Ake
Executive Vice President and     1997   $ 88,000         ---    $ 8,172          75,000               ---        $4,277
 Chief Operating Officer         1996   $ 22,917         ---        ---                               ---


Stephen B. Armstrong
Executive VP  and GM
AmBrew USA                       1997   $ 59,000         ---    $ 6,308          10,000               ---        $  152

-------
(1) The Company has no long-term incentive compensation plans other than the Stock Option Plan.
(2) Amounts shown include compensation deferred pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended.
(3) The Company has no formal bonus plan and does not provide for deferred awards. The Company may pay bonuses based on individual and Company performance.

                               PERFORMANCE GRAPH

  Set forth below is a line graph comparing he percentage change in the cumulative return to the shareholders of the Company's Common Stock with the cumulative return of the Nasdaq Composite and of a Peer Group for the period commencing September 11, 1996 (the date of the Company's initial public offering) and ending October 31, 1997. Returns for the indicies are weighted bases on market capitalization.


                       [PERFORMANCE GRAPH APPEARS HERE]

TOTAL RETURN ANALYSIS                                9/11/96                10/31/96                10/31/97
------------------------------------------------------------------------------------------------------------
AMERICAN CRAFT BREWING INT'L.                       $    100               $      67               $      60
------------------------------------------------------------------------------------------------------------
Peer Group                                          $    100               $      75               $      63
------------------------------------------------------------------------------------------------------------
Nasdaq Composite (US)                               $    100               $     106               $     138
------------------------------------------------------------------------------------------------------------
Source:  Carl Thompson Associates www.ctaonline.com (303) 494-5472.  Data from Bloomberg Financial Markets

     The Company's peer group, selected by the Company in good faith, is comprised of five other publicly traded craft brewing companies. Pyramid Breweries, Inc; Frederick Brewing Co.; Michigan Brewery, Inc.; Lion Brewery, Inc.; and Redhook Ale Brewery incorporated.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of January 23, 1998 (i ) of each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) of the Company's directors and named executive officers and (iii)of all directors and executive officers as a group.



                                                   Number of Shares
Beneficial Owner                                Beneficially Owned (1)      Percent of Total
-------------------                            -------------------------  --------------------
James L. Ake (3)                                                  75,000                  2.0%
  One Galleria Boulevard, Suite 1714
  Metairie, Louisiana   70001

Stephen B. Armstrong (3)                                          16,937                  0.4%
  One Galleria Boulevard, Suite 1714
  Metairie, Louisiana  70001

Peter W. H. Bordeaux (2)                                         338,733                  9.0%
  One Galleria Boulevard, Suite 1714
  Metairie, Louisiana  70001

Federico G. Cabo Alvarez (3)                                   1,012,400                   27%
  Cabo Distributing Company
  9657 East Rush Street
  South El Monte, California  91733

David K. Haines (3)                                              380,000                 10.1%
  A3, 3/F, University Heights
  42 Kotewall Road, Mid Level
  Hong Kong

Steven A. Rothstein (3)(4)                                        15,160                   (5)
  National Securities Corporation
  875 North Michigan Avenue, Suite 1560
  Chicago, Illinois  60611

Mellon Bank Corporation                                          200,000                  5.3%
  One Mellon Bank Center
  Pittsburgh, Pennsylvania 15258

All executive officers and  Directors as a                       445,830                 11.7%
 group  (4 persons)(2)(3)

------------
(1) Applicable percentage of ownership, except as described in note 2 to this table is based on 3,796,876 shares of Common Stock outstanding as of the date hereof. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable.
(2) Includes Mr. Bordeaux's vested options to purchase 133,333 shares of Common Stock. Mr. Bordeaux's percentage of outstanding shares was calculated by adding to the number of outstanding shares 133,333 shares deemed to be issued pursuant to Securities Exchange Act Rule 13d-3(d)(1).
(3) Includes vested options granted under the Stock Option Plan of 1996 as amended. The percentage of outstanding shares was calculated by adding to the number of shares outstanding that number of shares deemed to be issued pursuant to Securities Exchange Act Rule 13d-3(d)(1).
(4) Represents warrants to purchase 3,160 shares of Common Stock owned by Mr. Rothstein, which warrants are exercisable.
(5) Less than 1%.

  Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In January 1997, the Company entered into a lease at a current monthly rent of $6,625 with Corporation Calfik, a company wholly-owned by Federico G. Cabo
Alvarez,   one  of  AmBrew   International's principal shareholders,  to lease a
21,443 square foot facility near the Mexico-United States border at which the Company operates Cerveceria Rio Bravo . The lease term is five years with yearly incremental rent increases ending on September 10, 2001 for a total operating lease commitment over the remaining four-year period ending September 11, 2001of $328,125. The lessor has the option to renew the lease for an additional 5 years, with a 6% increase in base rent on the first year of the option and at least a 6% increase in base rent there after.

     In January 1997, the Company obtained the U.S. distribution rights for the Cerveza Mexicali brand from a shareholder ("the licensor"). A $250,000 deposit was placed with the licensor as a down payment on the final purchase price to be determined by independent appraisal in June 1998. The existing inventory was purchased from the shareholder for $114,667, and a royalty of $0.40 will be paid to this individual on all sales through June 1998. Through September 1997, sales of the Cerveza Mexicali brand have been invoiced and collected by the
shareholder on behalf of AmBrew USA.   Certain expenses incurred by the
shareholder related to these sales are reimbursed using the cash receipts collected by the licensor. The same shareholder holds the lease on the Cerveceria Rio Bravo facility. Since September 1997, AmBrew USA has been invoicing and collecting on the sales of Cerveza Mexicali.

     Pursuant to the Employment Agreement between Mr. Bordeaux and the Company dated February 12, 1997, the Company agreed to loan to Mr. Bordeaux an amount equal to $200,000 with interest payable quarterly in arrears at a rate per annum equal to the prime rate of interest as reported in The Wall Street Journal changing as and when such prime rate shall change. Mr. Bordeaux will be required to repay this amount, including accrued interest, on the fifth anniversary of the date of his Employment Agreement or upon termination of his employment by the Company for Cause (as defined in the Employment Agreement) or if terminated by Mr. Bordeaux, unless his employment has been constructively terminated. As of the date hereof, the Company has loaned Mr. Bordeaux $35,000 on such terms.

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

     In May 1997 the Company entered into a lease for a current monthly rate of $1,050 with Aidan and Mark McGuinness. Mr. Aidan McGuinness is the Company's joint venture partner in Ireland. The lease for the brewing facility in Dublin has a term of 21 years, expiring in April 2018. The lessee has the option to cancel the lease in years 5,10 or 15 during the life of the lease. Total operating lease commitments over the period ending April 2002, the earliest date to cancel the lease, is $52,500.

  Mr. Rothstein is Chairman of the Board of National Securities Corporation, a securities broker-dealer, which performed investment banking services in connection with the Offering. In connection with such services, National Securities Corporation received underwriting fees and discounts.

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

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

NAME                         NUMBER OF LATE REPORTS                NUMBER OF KNOWN FAILURES
------                       ----------------------                ------------------------
James L. Ake                            0                                        2
Stephen B. Armstrong                    0                                        2
John Beaudette                          0                                        2
Peter Bordeaux                          0                                        2
Federico Cabo Alvarez                   0                                        2
Wyndham Carver                          0                                        2
Joseph Heid                             0                                        2
Charles Jarvie                          0                                        2
David Haines                            0                                        1
Edward McDonnell                        0                                        2
Steven Rothstein                        0                                        2
Steve Tebo                              0                                        0
Susanna Townsend                        0                                        2

                                   SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN CRAFT BREWING
                                            INTERNATIONAL LIMITED

Date: March 2, 1998                         /s/ Peter Bordeaux
                                            ---------------------------
                                            Peter Bordeaux
                                            President, Chief Executive Officer,
                                            and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


March 2, 1998                               /s/ Peter Bordeaux
                                            ---------------------------
                                            Peter Bordeaux
                                            President, Chief Executive Officer,
                                            and Chairman of the Board


March 2, 1998                               /s/ James L. Ake
                                            ---------------------------
                                            James L. Ake
                                            Executive Vice President,
                                            Chief Operating Officer, and
                                            Secretary


March 2, 1998                               /s/ Nancy R. Hernandez
                                            ---------------------------
                                            Nancy R. Hernandez
                                            Controller


March 2, 1998                               /s/ Steve Rothstein
                                            ---------------------------
                                            Steve Rothstein, Director


March 2, 1998                               /s/ Steve Tebo
                                            ---------------------------
                                            Steve Tebo, Director