Form 10-Q
period 1998-01-31
AMERICAN CRAFT BREWING INTERNATIONAL LTD
filed 1998-03-18
CIK 1014061

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
        ___________

                         Commission File Number 1-12119

                  AMERICAN CRAFT BREWING INTERNATIONAL LIMITED
               -------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Bermuda                            72-1323940
--------------------------------         -----------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or  organization

One Galleria Boulevard, Suite 1714, Metairie, Louisiana            70001
--------------------------------------------------------        -----------
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

                  Number of shares of common stock outstanding
                          At March 17, 1998: 3,796,876

                  AMERICAN CRAFT BREWING INTERNATIONAL LIMITED
                                    FORM 10-Q

PART I   FINANCIAL INFORMATION

ITEM 1.        Financial Statements (unaudited):

               Consolidated Balance Sheets-
                      January 31, 1998 and October 31, 1997

               Consolidated Statements of Operations-
                      Three months ended January 31, 1998 and 1997

               Consolidated Statements of Cash Flows-
                      Three months ended January 31, 1998 and 1997

               Notes to Consolidated Financial Statements

ITEM 2.        Management's Discussion and Analysis of Financial Condition
                      And Results of Operations

PART II        OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts expressed in United States Dollars)
                                  (Unaudited)

                                                                             January 31,       October 31,
                                                                                1998             1997
                                                                             ------------      ------------
                                                                             (Unaudited)         (Audited)
ASSETS
Current assets:
     Cash and cash equivalents                                               $    14,745        $    59,619
     Accounts receivable,                                                        314,294            216,928
     Inventories                                                                 308,888            395,480
     Prepaids and other current assets                                           128,874            139,420
                                                                             -----------        -----------
          Total current assets                                                   766,800            811,447

Equipment and capital leases, net                                              2,652,931          3,349,015
Rental, utility and other deposits                                               558,845            706,475
Deposits and advanced royalties for beer purchases                               852,067            621,827
Notes receivable from officer/shareholder                                         35,000             35,000

           Total assets                                                      $ 4,865,644        $ 5,599,641
                                                                             ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                $ 1,423,866        $ 1,483,509
     Current loans payable                                                       954,712            415,053
     Capital lease obligations, current portion                                    4,115             20,657
     Shareholders' loans                                                         100,000            150,000
                                                                             -----------        -----------
          Total current liabilities                                            2,482,694          2,069,219

Capital lease obligations, net of current portion                                  5,801              7,660
                                                                             -----------        -----------
           Total liabilities                                                   2,488,495          2,076,879


Minority Interests                                                               279,819            356,401

Commitments and Contingencies

Shareholders' equity:
     Preferred stock, $0.01 par, 500,000 shares authorized, none issued               --                 --
     Common stock, $0.01 par, 10,000,000 shares authorized, 3,796,876
         shares issued and outstanding                                            37,969             36,969
     Common stock warrants, 2,090,876 outstanding                                181,906            181,906
     Additional paid-in capital                                                7,437,205          7,388,205
     Cumulative translation adjustment                                          (119,405)           (46,887)
     Accumulated deficit                                                      (5,440,344)        (4,393,832)
                                                                              -----------        -----------
           Total shareholders' equity                                          2,097,330          3,166,361
                                                                              -----------        -----------
            Total liabilities and shareholders' equity                       $ 4,865,644        $ 5,599,641
                                                                             ===========        ===========


          The accompanying notes are an integral part of these financial statements.

          AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts expressed in United States Dollars)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                     January 31,       January 31,
                                                                        1998              1997
                                                                     ----------        ----------

        Sales                                                          $514,787       $  174,564
        Cost of  sales                                                 (467,828)        (111,422)
                                                                     -----------       ----------
        Gross profit                                                     46,969           63,142

        Selling, general and administrative expenses                   (794,547)        (380,625)
        Non-operating expenses                                         (273,711)             --
        Interest income (expense), net                                  (25,245)          11,929
        Other income (expense), net                                       1,349          (36,047)
                                                                     -----------        ---------
              Total expenses                                         (1,092,154)        (404,743)

        Loss on sale of subsidiary                                      (63,919)              --

        Loss before income taxes                                     (1,109,104)        (341,601)
        Income tax benefit                                                   --           14,487
                                                                     ----------        ----------
        Loss after income taxes                                      (1,109,104)       ( 327,114)

        Minority interests                                               25,557              229
                                                                     ----------        ----------

        Net loss                                                    ($1,083,547)       ($326,885)
                                                                    ============       ==========

        Net loss per common share                                        ($0.29)          ($0.09)
                                                                    ------------       ----------

        Weighted average number of shares outstanding                 3,777,311        3,696,876
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

                                                                                       Three Months Ended
                                                                                   -------------------------------
                                                                                   January 31,    January 31,
                                                                                       1998            1997
                                                                                  ---------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       ($1,083,547)     ($  326,885)
     Adjustments to reconcile net loss to net cash used in
operating activities:
         Noncash loss on sale of subsidiary                                              42,794
         Depreciation and amortization                                                   70,207           20,703
         Deferred income taxes                                                                0          (14,487)
         Minority interests                                                             (25,557)            (229)
         Increase in operating assets, net of assets acquired:
              Accounts receivable, net                                                  (99,366)        (106,176)
              Inventories                                                                45,315         (112,646)
              Prepaids and other current assets                                            (249)         (41,921)
              Other assets                                                              (96,203)        (464,920)
              Notes receivable from officer/shareholder                                                       --
         Increase in operating liabilities, net of liabilities acquired:
              Accounts payable and accrued liabilities                                   83,337          (29,379)
                                                                                    -----------      ------------
         Net cash used in operating activities                                       (1,062,269)      (1,075,940)
                                                                                    -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of subsidiary                                                  500,000
      Purchases of equipment                                                            (20,710)        (413,202)
      Investment in AmBrew USA, net of cash received                                                     (90,502)
                                                                                    -----------      ------------
         Net cash used in investing activities                                          478,290         (503,704)
                                                                                    -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Contribution from joint venture partner                                                             231,402
     Payment of capital lease obligations                                                (1,467)          (3,215)
     Additional paid in capital                                                          49,355             --
     Proceeds from loan                                                                 492,764             --
     Repayment of shareholders' loans                                                      --               --
                                                                                    -----------      ------------
         Net cash provided by financing activities                                      540,652          228,187
                                                                                    -----------      ------------

Effect of exchange rate changes on cash and cash equivalents                             (1,546)            --
                                                                                    -----------      ------------
Decrease in cash and cash equivalents                                                   (44,873)      (1,351,457)
Cash and cash equivalents at beginning of period                                         59,618        5,780,672
                                                                                    -----------      ------------
Cash and cash equivalents at end of period                                          $    14,745      $ 4,429,215
                                                                                    ===========      =============

SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS:
     Cash interest paid                                                             $     6,060      $    1,100




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

1.   Basis for Preparation of the Consolidated Financial Statements

        The consolidated financial statements have been prepared by American Craft Brewing International Limited ("AmBrew International") and its subsidiaries (collectively, the "Company"), without audit. The financial statements include consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods have been made.

        These financial statements should be read in conjunction with the consolidated financial statements as of and for the fiscal year ended October 31, 1997, and the footnotes thereto included in the Company's Annual Report on Form 10-K (the "Form 10-K").

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

3.   Sale of South China and SCBC

        On December 22, 1997, the Company sold all of the issued and outstanding shares of capital stock of the South China Brewing Company Limited ("South China") and SCBC Distribution Company Limited ("SCBC") to Gold Crown Management Limited ("Gold Crown"), an unrelated party. The Company also assigned to Gold Crown loans from the Company to South China and SCBC collectively in the amount of $1,719,844 (the "Sale and Assignment"). The net consideration that will be paid to the Company in connection with the Sale and Assignment will be approximately $700,000, which includes $200,000 placed in escrow to be released upon the completion of certain equipment shipments and other events. The Company recognized a loss of $63,919 associated with equipment purchases and freight charges required under the terms of the sales contract. Currently, $100,000 remains in escrow. In addition, the Company issued two options to Gold Crown, as more fully described below.

        In connection with the Sale and Assignment, the Company and Gold Crown entered into two option agreements. The first option allows Gold Crown, at its election, to exchange 30% of the issued and outstanding shares of capital stock of South China and SCBC for an aggregate of 125,000 shares of the common stock of the Company. The option is exercisable by Gold Crown during the period commencing May 31, 1998 through November 30, 2002 or such later date as the Company, in its sole discretion, shall determine. The Company's obligations to deliver the shares upon Gold Crown's exercise of the first option is subject to certain conditions specified in the option agreement including, among others, minimum net assets at South China of $700,000.

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

4.   Net Loss per Common Share

        Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the periods, on the basis that the Share Exchange, the Share Split and the Merger (as defined in the Form 10-K) had been consummated prior to the periods presented. Dilutive net loss per common share including equivalent shares for common stock warrants and options have not been included, as the computation would not be dilutive.

5.   Inventories

        Inventories are composed of the following:

                                                              January 31,           October 31,
                                                                  1998                 1997
                                                             -------------        --------------
         Raw materials                                         $ 155,202           $ 255,281
         Work-in-process and finished goods                      153,686             140,199
                                                               ---------           ---------
                                                               $ 308,888           $ 395,480
                                                               =========           =========


6. Warrant conversion

   On September 24, 1997 Cerveceria Rio Bravo signed a $300,000 short-term loan agreement with Internacional de Mexico. The loan was evidenced by a promissory note from Cerveceria Rio Bravo in the amount of $300,000 with an interest rate of 12% per annum and was payable on or before November 23, 1997. In connection with the loan the Company issued 100,000 warrants for common stock with an exercise price of $0.50 per share. The note was repaid on November 18, 1997.
Concurrent with the payment of the note, the warrant holder exercised the warrants in full and converted $50,000 into 100,000 shares of common stock.


7.   Subsequent Events

        Subsequent to January 31, 1998, the following events took place:

        a. On March 4, 1998 The Company signed a short-term loan agreement, in the amount of $50,000, with Equity Services Ltd. The note bears interest at 12% per annum and is due on April 4, 1998.







ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

        The following discussion addresses the Company's consolidated financial condition and results of operations as of and for the three months ended January
31, 1998, which includes the operations of AmBrew International, AmBrew USA,
Cerveceria Rio Bravo, S.A. de C.V. ("Cerveceria Rio Bravo"), and Celtic Brew,
LLC ("Celtic Brew"). The consolidated information as of and for the three month period ended January 31, 1997 also includes South China and SCBC. In addition, the period-to-period presentation set forth under "Results of Operations" will not necessarily be indicative of future results. Future net losses can be expected as increased expenses are incurred in connection with the start up phase of the expansion breweries that the Company has established and operates.

        With the exception of historical information, the matters discussed herein are "forward looking statements" within the meaning of the Private
Litigation Reform Act of 1995. Such forward looking statements are subject to risks, uncertainties and other factors which could differ materially from future results implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to, the Company's ability to operate the existing breweries on a profitable basis, increased acceptance by consumers of the Company's brands and development by the Company of new brands of beer, the addition of new products to its distribution portfolio and the Company's ability to obtain additional financing for its operations and working capital requirements.

RESULTS OF OPERATIONS

         Sales. For the three months ended January 31, 1998 and 1997 the Company had net sales of $514,797 and $174,564, respectively, which represents an increase in sales of $340,233. The increase in net sales for the three month period ended January 31, 1998 is primarily attributed to AmBrew USA.

        For the three month period ended January 31, 1998 AmBrew USA has sales of $376,660 or 73% of net sales. The sales of Dixie Brewing Company ("Dixie") products accounted for $315,154, or 61% of net sales. Additionally, the recent accretion of KALIK Beer to the distribution portfolio of AmBrew USA had a positive impact on net sales. For the period ended January 31, 1998 the sale of KALIK beer accounted for $19,010 or approximately 4% of net sales. For the period ended January 31, 1998 AmBrew USA had an increase in sales of approximately 248% or $268,430, compared to the same period during 1997.

        During the quarter ended January 31, 1998 aggregate sales of Celtic Brew were $8,392. The sales of Celtic Brew accounted for approximately 2% of the Company's net sales for the quarter. Celtic Brew continued to experience the normal delays and start-up issues associated with any new venture. Subsequent to the end of the quarter, Celtic Brew has resolved these issues, and has completed delivery of its proprietary brand- Finian's's Irish Red Ale and its custom brew product- Independence Lager to certain customers. It is anticipated that AmBrew USA will import into the United States products from Celtic Brew during the first half of calendar 1998.

        Cerveceria Rio Bravo, which began operations late in fiscal 1997, has sales of $99,581 or 19% of net sales for the period ended January 31, 1998.
Sales at Cerveceria Rio Bravo were much lower than expected due to its need for working capital. Cerveceria Rio Bravo will require an infusion of working capital in order to resume normal production levels.

        Cost of Sales. Cost of sales increased as a percentage of sales to 91% for the three months ended January 31, 1998 from 64% in the corresponding period in 1997. The increase is primarily the result of the low levels of production at the brewing facilities and the operations of AmBrew USA. AmBrew USA's cost of sales is higher than that of the breweries, as it functions solely as a distributor. AmBrew USA's cost of sales for the three months ended January 31, 1998 was $315,783 or 84% of its sales.

        The Cerveceria Rio Bravo's cost of sales for the three months ended
January 31, 1998 was 123% of its sales or $122,336. The high cost of sales three months ended January 31, 1998 is a direct result of its underutilized capacity.
The underutilized capacity was a primarily attributed to the shortage of working capital.







        Cost of sales for Celtic Brew was 68% of sales or $5,747 for the three months ended January 31, 1998. Celtic Brew also functioned at a low level of capacity not only because of its need for working capital, but also due to certain start up issues.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended January 31, 1998 and 1997 were $1,122,118 and $380,625, respectively. For the three months ended January
31, 1998 AmBrew International, had expenses of $735,480 or an increase of 271% compared to the same period in 1997. These expenses include legal and professional fees of $237,621 or 21% of total selling, general and administrative expense for the period. Additionally, the Company incurred loan origination fees of $108,000 or approximately 10% of the total expense. The
Company also experienced a recurring non-cash Directors and Officers insurance expense relating to its prospectus of approximately $10,980. The Company continued to experience the high general and administrative expenses associated with being a publicly traded company. Such expenses include, but are not limited to salaries, director's fees, legal fees, audit fees and the preparation of required quarterly and annual reports.

        For the three month period ended January 31, 1998 and 1997 AmBrew USA had expenses of $179,294 and $29,167, respectively. For the period ended January
31, 1998 AmBrew USA experienced an increase in selling general and administrative expenses of 515% or $150,127 compared to the same period in 1997.
AmBrew USA's selling, general and administrative expense includes a material reserve for certain assets. The addition of field salespersons also added to the increase in the expense for the period ended January 31, 1998 compared to the same period in 1997.

        Cerveceria Rio Bravo had selling, general and administrative expenses of $179,261, which included depreciation on leasehold improvements of $25,709.
Celtic Brew had selling general and administrative expenses of $51,455 for the period ended January 31, 1998.

        Non-operating expenses-During this reporting period the Company recognized a number of expenses that are not related to operations. These expenses include, but are not limited to: 1) loan origination fees for the EIL debt $62,640; 2) legal fees associated with loans $95,071; 3) commission fees associated with the EIL loan $18,000; and 4) legal fees associated with the Regulation D issue $98,000. The total amount reported as non-operating expenses totaled $273,711 for the period ended January 31, 1998.

        Loss on sale of subsidiary - The Company experienced a book loss on the sale of South China totaling $63,919, which is presented as a separate line item. The sale of South China and SCBC is more fully described in Note 3.

        With the exclusion of the above non-operating expenses the results of the ongoing operations are enhanced and expected to improve once higher levels of utilization and production are achieved.

        Net Interest (Income) Expense. Net interest (income) expense for the three months ended January 31, 1998 and 1997 was $25,245 and ($11,929), respectively. The expense for the period ended January 31, 1998 relates to interest incurred on short term financing, while the interest income from the corresponding period in 1997 relates the investment of idle proceeds from the initial stock offering.

LIQUIDITY AND CAPITAL RESOURCES

        As of January 31, 1998, the Company had a working capital deficit of $1.8 million, which includes $954,712, in short term loans and $100,000 in shareholders' loans. Additionally, the Company has incurred losses in each year since inception and anticipates it will continue to do so in fiscal 1998 as capacity is increased at its production facilities and production has not yet reached levels sufficient to achieve profitability.

        On November 14, 1997 the Company signed a loan agreement with Entrepreneurial Investors, Ltd. ("Entrepreneurial Investors"). The short-term loan is evidenced by a senior note in the amount of $900,000 that bears an interest rate of 10% per annum and is payable on March 31, 1998. The senior note to Entrepreneurial Investors is collateralized by a pledge of the Company's interest in its subsidiaries. A portion of the proceeds from the








Entrepreneurial Investors loan was used to pay the October 27, 1997 loan from Equity Services. Additionally, the Company used a portion of the proceeds to pay the outstanding promissory notes. The remaining funds from the loan were used to fund the Company's working capital needs.

        On December 22, 1997, the Company sold its interest in South China and
SCBC for $650,000, of which $200,000 was placed in escrow pending the outcome of certain events, as more fully described in Note 3, $100,000 remains in escrow. The proceeds received at that date were used for additional equipment and working capital needs.

        The Company's projections indicate that it needs approximately $1.9 million to fund operations through the middle of calendar 1998, at which time the Company projects it will achieve positive cash flow. In order for the Company to continue its operations and to address the current cash position and the need for working capital, the Company is pursuing both immediate and long-term financial assistance in both the debt and equity markets.
Specifically, the Company is 1) currently having discussions with domestic and foreign banks for debt financing, 2) utilizing the resources of its individual members of its Board of Directors and shareholders, 3) having discussions with investors about both debt and equity investments, 4) looking for joint venture partners for Cerveceria Rio Bravo to purchase from the Company a partial interest in that facility and 5) having discussion regarding converting debt to equity. There can be no assurance that such debt financing or capital will be available or, if available, under terms and conditions acceptable to the Company. The Company's inability to obtain additional capital would result in a material adverse effect on the Company's ability to pay creditors on a timely basis or meet its various commitments related to operations and its ability to operate as a going concern.

        In addition to the liquidity constraints noted above, the Company has capital requirements for its continued expansion of certain of its production facilities in order to achieve profitable production levels. Also, the Company has capital requirements necessary to adequately market and promote certain products and brands under distribution agreements, including, but not limited to, the Dixie Agreement. Under the terms of the Dixie distribution agreement, AmBrew USA has minimum purchase commitments of $2,482,350, $2,717,000, and $1,420,272 for the years ending October 31, 1998, 1999 and 2000, respectively.
In addition the Company expects to spend approximately $125,000 for the marketing materials during the year ended October 31, 1998.

        The successful completion of additional financing may enable the Company to meet its obligations including (1) the repayment of short-term loans and shareholders' loans, (2) continued expansion of production facilities necessary to achieve profitable production levels, and (3) additional marketing of certain brands under distribution agreements with the Company, as more fully described above. The Company believes that sources of working capital are available. There can be no assurance, however, that the Company will obtain additional sources of working capital or that any additional working capital secured will be sufficient to provide the Company with the necessary capital to continue as a going concern.

        Longer term liquidity is dependent on the Company's achievement of sufficient production levels to sustain profitability and continued access to capital markets, including its ability to issue additional debt and equity securities, which in certain cases may require the consent of the existing shareholders.

        At January 31, 1998, AmBrew International had an operating lease obligation of $183,304 over the period ending June 14, 2002 relating to the lease of its corporate office. AmBrew International also had operating lease obligations of $33,611 for the period ending February 28, 2000 relating to company vehicles. Additionally, the Company has fixed annual salary expenses of $392,000 related to various employment agreements with its employees.

        At January 31, 1998, Cerveceria Rio Bravo had obligations of $308,250 for the period ending September 10, 2001 in connection with a related party operating lease for its brewery site.

        At January 31, 1998, Celtic Brew had obligations of $48,504 for the period ending February 30, 2002 in connection with a related party operating lease for its brewery site.

        At January 31, 1998, no proceeds from the initial public offering remained. To date the Company has $100,000 in outstanding promissory notes to shareholders.








PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits:

        27.0 - Financial Data Schedule.*

        *filed herewith

(b) Reports on Form 8-K.

        During the quarter ended January 31, 1998, the Company filed a report on Form 8-K dated November 11, 1997 reporting an event under Item 5 of Form
        8-K.

        During the quarter ended January 31, 1998 the Company filed a report on Form 8-K dated December 22, 1997 reporting an event under Item 2 of Form
        8-K.







                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN CRAFT BREWING
                                            INTERNATIONAL LIMITED

Date:  March  17, 1998                      /s/ James L. Ake
                                            ------------------------
                                            James L. Ake
                                            Executive Vice President,
                                            Chief Operating Officer
                                            and Secretary

                                            /s/ Nancy R. Hernandez
                                            ------------------------
                                            Nancy R. Hernandez
                                            Controller








INDEX TO EXHIBITS

NUMBER                                      EXHIBIT

27.0    Financial Data Schedule...............................................





