Form 10-Q
period 1998-04-30
AMERICAN CRAFT BREWING INTERNATIONAL LTD
filed 1998-06-16
CIK 1014061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1998

                                      or


     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________


                        Commission File Number 1-12119

                 AMERICAN CRAFT BREWING INTERNATIONAL LIMITED
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Bermuda                               72-1323940
-------------------------------------                  ----------
   State or other jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or organization


     One Galleria Boulevard, Suite 1714, Metairie, Louisiana        70001
-----------------------------------------------------------------------------
           (Address  of  principal  executive  offices)          (Zip  Code)

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


                                Yes   X     No
                                   ----


                 Number of shares of common stock outstanding
                          At June 15, 1998: 3,909,676


                 AMERICAN CRAFT BREWING INTERNATIONAL LIMITED
                 --------------------------------------------
                                   FORM 10-Q
                                   ---------

PART  I      FINANCIAL  INFORMATION
-----------------------------------

ITEM  1.  Financial  Statements  (unaudited):

          Consolidated  Balance  Sheets-
               April  30,  1998  and  October  31,  1997

          Consolidated  Statements  of  Operations-
               Three  and  six  months  ended  April  30,  1998  and  1997

          Consolidated  Statements  of  Cash  Flows-
               Three  and  six  months  ended  April  30,  1998  and  1997

          Notes  to  Consolidated  Financial  Statements


ITEM 2. Management's Discussion and Analysis of Financial Condition And Results of Operations


PART  II          OTHER  INFORMATION
--------          ------------------

ITEM  6.  Exhibits  and  Reports  on  Form  8-K

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements
-------------------------------

         AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Amounts expressed in United States Dollars)
                                  (Unaudited)

                                                    April 30,       October 31,
                                                      1998              1997
                                                   (Unaudited)       (Audited)
Current  assets:
  Cash and cash equivalents                        $   83,637      $    59,619
  Accounts receivable,                                237,831          216,928
  Inventories                                         287,952          395,480
  Prepaids and other current assets                    78,917          139,420
                                                   ----------      -----------
    Total current assets                              688,337          811,447

  Equipment and capital leases, net                 2,751,893        3,349,015
  Rental, utility and other deposits                  330,097          706,475
  Deposits and advanced royalties for beer purchases                   964,021
                                                                       621,827
  Notes receivable from officer/shareholder            35,300           35,000
  Notes receivable noncurrent                          58,966              ---
  Goodwill, net                                        73,889           75,877
                                                   ----------      -----------
     Total assets                                  $4,902,503      $ 5,599,641
                                                   ==========      ===========

LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current  liabilities:
  Accounts payable and accrued liabilities         $1,948,763       $1,483,509
  Current loans payable                             1,025,000          415,053
  Capital lease obligations, current portion            4,224           20,657
  Shareholders' loans                                  50,000          150,000
                                                   ----------      -----------
    Total current liabilities                       3,027,987        2,069,219

  Long-term loan, net of current portion              141,245              ---
  Capital lease obligations, net of current portion     4,735            7,660
                                                   ----------      -----------
    Total liabilities                               3,173,967        2,076,879

  Minority interests                                  305,505          356,401

Commitments  and  contingencies

Shareholders'  equity:
  Preferred stock, $0.01 par, 500,000 shares authorized, none issued
                                                         ---               ---
  Common stock, $0.01 par, 10,000,000 shares authorized, 3,909,676 shares
    issued and outstanding                             39,097           36,969
     Common stock warrants, 2,090,876 outstanding     181,906          181,906
  Additional paid-in capital                        7,489,583        7,388,205
  Cumulative translation adjustment                  (101,508)        (46,887)
  Accumulated deficit                              (6,186,047)     (4,393,832)
                                                   ----------      -----------
  Total shareholders' equity                        1,423,031        3,166,361
                                                   ----------      -----------
  Total liabilities and shareholders' equity       $4,902,503      $ 5,599,641
                                                   ==========      ===========

  The accompanying notes are an integral part of these financial statements.

         AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts expressed in United States Dollars)
                                  (Unaudited)
                                                Three  Months  Ended       Six  Months Ended
                                                ---------------------  --------------------------
                                                April 30,   April 30,   April 30,      April 30,
                                                   1998       1997         1998         1997
                                                ---------  ----------  ------------  ------------
 Net sales                                     $ 723,363   $ 158,837   $ 1,238,160     $ 333,401
 Cost of  sales                                 (699,717)   (106,358)   (1,167,545)     (217,780)
                                                ---------  ----------  ------------  ------------
 Gross profit                                     23,645      52,479        70,615       115,621

 Selling, general and administrative expenses                705,558       764,161     1,144,786
 Non-operating expenses                           57,360         ---       331,071           ---
 Interest (income) expense, net                   26,607     (20,163)       51,852       (32,092)
 Other expense, net                               (1,178)     32,501        (2,527)       68,548
                                                ---------  ----------  ------------  ------------
  Total expenses                                 788,346     776,499     1,880,500     1,181,242

 Loss before income taxes                       (764,701)   (724,020)   (1,873,805)   (1,065,621)
 Income tax benefit                                  ---       9,550           ---        24,037
                                                ---------  ----------  ------------  ------------
 Loss after income taxes                        (764,701)   (714,470)  ( 1,873,805)   (1,041,584)

 Minority interests                               18,998      19,000        44,555        19,229
                                                ---------  ----------  ------------  ------------

  Net loss                                     $(745,703)  $(695,470)  $(1,829,250)  $(1,022,355)
                                                =========  ==========  ============  ============

 Net loss per common share                      $  (0.20)  $   (0.19)  $     (1.63)  $     (0.28)
                                                =========  ==========  ============  ============

 Weighted average number of shares outstanding  3,803,213   3,696,876     3,790,047     3,696,876
                                                =========  ==========  ============  ============

  The accompanying notes are an integral part of these financial statements.

   AMERICAN CRAFT BREWING INTERNATIONAL LIMITED AND SUBSIDIARIES CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                 (Amounts expressed in United States Dollars)
                                  (Unaudited)

                                                          Six Months Ended
                                                          ----------------
                                                        April 30,    April 30,
                                                           1998         1997
                                                           ----         ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net loss                                           $(1,829,250) $(1,022,355)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Loss or gain on sale of subsidiary                      74,369           ---
  Depreciation and amortization                          139,721       47,947
  Deferred income taxes                                      ---      (24,037)
  Minority interests                                     (44,555)     (19,229)
  Increase  in  operating  assets,  net  of  assets  acquired:
    Accounts receivable                                  (22,298)     (91,078)
    Inventories                                           70,232     (116,490)
    Prepaids and other current assets                     49,968     (171,871)
    Other assets                                         (96,932)    (661,785)
    Notes receivable from Employees/shareholder                          (300)
                                                                      (35,000)
    Decrease in operating liabilities, net of liabilities acquired:
      Accounts payable and accrued liabilities                        606,074
                                                                      --------
                                                                       23,945
                                                                   -----------
      Net cash used in operating activities           (1,052,972)  (2,069,953)
                                                       ----------  -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Proceeds from sale of subsidiary                       453,394           ---
  Purchase of equipment                                 (161,729)  (1,610,805)
  Investment in AmBrew USA, net of cash received                           ---
                                                                      --------
                                                                      (90,502)
                                                                      --------
  Net cash used in investing activities                  291,664   (1,701,307)
                                                       ----------  -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Contribution from joint venture partner                 33,632       434,525
  Payment of capital lease obligations                    (2,661)      (4,924)
  Additional paid in capitol                             102,861           ---
  Repayment of bank loan                                 651,111           ---
                                                       ----------  -----------
  Net cash provided by financing activities                            784,944
                                                                       429,601
                                                                       -------

  Effect of exchange rate changes on cash                    382       (6,942)
                                                       ----------  -----------
  Decrease in cash                                        24,019   (3,348,601)
  Cash at beginning of period                             59,618     5,780,672
                                                       ----------  -----------
  Cash at end of period                                 $ 83,637   $ 2,432,071
                                                        =========  ===========

SUPPLEMENTAL  DISCLOSURE  TO  STATEMENTS  OF  CASH  FLOWS:
  Cash interest paid                                    $   271    $     1,000



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


3.          Sale  of  South  China  and  SCBC

     On December 22, 1997, the Company sold all of the issued and outstanding shares of capital stock of the South China Brewing Company Limited ("South China") and SCBC Distribution Company Limited ("SCBC") to Gold Crown
Management Limited ("Gold Crown"), an unrelated party. The Company also assigned to Gold Crown loans from the Company to South China and SCBC collectively in the amount of $1,719,844 (the "Sale and Assignment"). The net consideration that will be paid to the Company in connection with the Sale and Assignment will be approximately $700,000, which includes $200,000 placed in escrow to be released upon the completion of certain equipment shipments and other events. The Company recognized a loss of $74,369 associated with equipment purchases and freight charges required under the terms of the sales contract. Currently, $100,000 remains in escrow. In addition, the Company issued two options to Gold Crown, as more fully described below.

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

Net  income  (loss)                                           ($  745,703)
                                                              ------------
Weighted  average  shares  outstanding                          3,803,213
                                                              ------------
Primary  earnings  (loss)  per  share                              ($0.20)
                                                              ------------
Fully  diluted  weighted  average  shares  outstanding          6,396,339
                                                              ------------
Diluted  earnings  per  share                                      ($0.12)
                                                              ------------


5.          Inventories

     Inventories  are  composed  of  the  following:
                                                  April 30,         October 31,
                                                     1998              1997
                                                   -------           ----------
                                Raw materials     $ 163,918          $  255,281
            Work-in-process and finished goods      231,562             140,199
                                                  ---------          ----------
                                                  $ 395,400          $  395,480


6.          Subsequent  Events

Subsequent  to  April  30,  1998,  the  following  events  took  place:

a. The Company reported on Form 8-K dated June 12, 1998 that the assets of Cerveceria Rio Bravo had been put into some question and that the company was seeking legal remedies in Mexico and the United States. It also stated that Anheuser-Busch had terminated its Supply and Contract Production Agreement.

------
ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

GENERAL

     The following discussion addresses the Company's consolidated financial condition and results of operations as of and for the three months ended January 31, 1998, which includes the operations of AmBrew International, AmBrew USA, Cerveceria Rio Bravo, S.A. de C.V. ("Cerveceria Rio Bravo"), and Celtic Brew, LLC ("Celtic Brew"). The consolidated information as of and for the three month period ended January 31, 1997 also includes South China and SCBC. In addition, the period-to-period presentation set forth under "Results of Operations" will not necessarily be indicative of future results. Future net losses can be expected as increased expenses are incurred and sales decrease due to the lack of working capital at some or all of the breweries that the Company has established and operates.

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


RESULTS  OF  OPERATIONS

      Sales. For the three months ended April 30, 1998 and 1997 the Company had net sales of $723,363and $158,837, respectively. which represents an increase in sales of $564,526. For the six months ended April 30, 1998 and 1997 the Company had net sales of $ 1,238,160 and $333,401, respectively. The increase in net sales for the three month period ended April 30, 1998 of $ 208,566 as compared to the three month period ended January 31, 1998 is primarily attributed to AmBrew USA and its recently acquired distribution rights to KALIK beer, produced by Commonwealth Brewery Ltd in the Bahamas. The increase in sales for the six months ended April 30, 1998 as compared to the same period in 1997 is due in part to the increased production and sales at the Company's Irish brewery, Celtic Brew, and partly attributed to certain distribution rights acquired by AmBrew USA

For the six-month period ended April 30, 1998 AmBrew USA has sales of $1,015,105 or 82% of net sales. The sales of Dixie Brewing Company ("Dixie") products accounted for $692,011, or 56% of net sales. Additionally, the recently acquired distribution rights for KALIK Beer by AmBrew USA had a positive impact on net sales. For the six month period ended April 30, 1998 the sale of KALIK beer accounted for $244,920 or approximately 20% of net sales. For the period ended April 30, 1998 AmBrew USA had an increase in sales of approximately 1201% or $937,083, compared to the same period during 1997.

     During the quarter ended April 30, 1998 the aggregate sales of Celtic Brew were $23,905. The sales of Celtic Brew accounted for approximately 3.3% of the Company's net sales for the quarter. For the six month period ended April 30, 1998 Celtic Brew accounted for approximately 2.6% or $32,297 of the Company's net sales. Celtic Brew was not fully operationally during the same period in 1997. Celtic Brew continued to complete deliveries of both its proprietary brand- Finian's Irish Red Ale and its custom brew product-Independence Lager to European, Irish, and British customers. While it was anticipated that AmBrew USA would have begun to import into the United States products from Celtic Brew during the first half of calendar 1998, due to the lack of working capital those plans have been delayed. Provided that AmBrew USA is able to obtain additional working capital, it is still anticipated that AmBrew USA will import the products of Celtic Brew into the United States sometime during fiscal 1998.

Cerveceria Rio Bravo, which began operations late in fiscal 1997, has sales of $24,769 or 3.4% of net sales for the period ended April 30, 1998. For the six-month period ended April 30, 1998 Cerveceria Rio Bravo had sales of $124,330 or 10% of the Company's net sales. Sales at Cerveceria Rio Bravo were much lower than expected due to its need for working capital. Cerveceria Rio Bravo will require an infusion of working capital in order to resume normal production levels. During the month of June 1998, the facilities of Cerveceria Rio Bravo were seized by the Company's largest shareholder and his associates. The major shareholder is a former Director of the Company. The facilities at Cerveceria Rio Bravo were pledged as collateral for the previously reported loan from Entrepreneurial Investors Limited ("EIL"). The Company is not certain what will develop from the seizure of the facilities of Cerveceria Rio Bravo.

Cost of Sales. Cost of sales increased as a percentage of sales to 96.7% for the three months ended April 30, 1998 from 67% in the corresponding period in 1997. The increase is primarily the result of the low levels of production at the brewing facilities and the operations of AmBrew USA. AmBrew USA's cost of sales is higher than that of the breweries, as it functions solely as a distributor. AmBrew USA's cost of sales for the three months ended April 30, 1998 was $538,173 or 84% of its sales compared to $72,427 or 93% of sales experienced in the same period of 1997. For the six-month period ended April 30, 1998 AmBrew USA's cost of sales was $853,956 or 73% of the Company's total cost of sales compared to $162,052 or 87% of its sales experienced in the same six-month period of 1997.

The Cerveceria Rio Bravo's cost of sales for the three months ended April 30, 1998 was 494% of its sales or $122,236. The high cost of sales three months ended April 30, 1998 is a direct result of its underutilized capacity. The underutilized capacity was a primarily attributed to the shortage of working capital. Cerveceria Rio Bravo was not operational during the same period in 1997.

Cost of sales for Celtic Brew was 60% of sales or $14,321 for the three months ended April 30, 1998. Celtic Brew also functioned at a low level of capacity not only because of its need for working capital, but also due to certain start up issues.

Selling,  General  and  Administrative  Expenses.      Selling,  general  and
administrative expenses for the three months ended April 30, 1998 and 1997 were $705,558 and $764,161, respectively. For the three months ended April 30, 1998 AmBrew International, had expenses of $317,188 or a decrease of 36% compared to the same period in 1997. These expenses include legal and professional fees of $97,698 or 31% of total selling, general and administrative expense for the period. Additionally, the Company incurred loan origination fees of $57,360 reported as a non-operating expense. The Company also experienced recurring non-cash Directors and Officers insurance expense relating to its prospectus of approximately $10,980. The Company continued to experience the high general and administrative expenses associated with being a publicly traded company. Such expenses include, but are not limited to salaries, director's fees, legal fees, audit fees and the preparation of required quarterly and annual reports.

For the three month period ended April 30, 1998 and 1997 AmBrew USA had expenses of $186,480 and $106,632, respectively. For the period ended April 30, 1998 AmBrew USA experienced an increase in selling general and administrative expenses of 75% or $79,848 compared to the same period in 1997. AmBrew USA's selling, general and administrative expense includes a material reserve for certain assets. The addition of field salespersons also added to the increase in the expense for the period ended April 30, 1998 compared to the same period in 1997. For the six-month period ended April 30, 1998 AmBrew USA has selling, general and administrative expenses of $365,774 or 24% of the Company's total expense as compared to $127,899 or 11% of the total expense incurred in the comparable period of 1997.

Cerveceria Rio Bravo had selling, general and administrative expenses of $155,858, for the three month period ended April 30, 1998 and $ 335,119 for the six-month period then ended. For the three-month period ended April 30, 1997 Cerveceria Rio Bravo incurred $29,408 in selling, general and administrative expenses and $67,293 for the six-month period then ended.

Celtic Brew had selling, general and administrative expenses of $46,031 for the period ended April 30, 1998 and $97,486 for the six-month period then ended. For the six-month period ended April 30, 1997 Celtic Brew had selling, general and administrative expenses of $18,604. The increase in the expense for the six-month periods ended in 1998 and 1997 can be attributed to its increased operational level.

     Non-operating expenses. During the six-month period ended April 30, 1998 the Company recognized a number of expenses that are not related to operations. These expenses include, but are not limited to: 1) loan origination fees for the EIL debt $120,000; 2) legal fees associated with loans $95,071; 3) commission fees associated with the EIL loan $18,000; and 4) legal fees associated with the Regulation D issue $98,000. The total amount reported as non-operating expenses totaled $331,071 for the period ended April 30, 1998.

     Loss on sale of subsidiary. The Company experienced a book loss on the sale of South China totaling $63,919, which is presented as a separate line item. The sale of South China and SCBC is more fully described in Note 3.

     With the exclusion of the above non-operating expenses the results of the ongoing operations are enhanced and expected to improve once higher levels of utilization and production are achieved.

     Net Interest (Income) Expense. Net interest (income) expense for the three months ended April 30, 1998 and 1997 was $26,607 and ($20,163), respectively. For the six-month periods ended April 30, 1998 and 1997 the net interest expense (income) was $51,852 and ($32,092), respectively. The expense for the periods ended April 30, 1998 relates to interest incurred on short term financing, while the interest income from the corresponding periods in 1997 relates the investment of idle proceeds from the initial stock offering.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of January 31, 1998, the Company had a working capital deficit of $2.3 million, which includes $1.025 million in short term loans and $50,000 in shareholders' loans and $141,245 in long term loans. Additionally, the Company has incurred losses in each year since inception and anticipates it will continue to do so in fiscal 1998 as capacity is increased at its production facilities and production has not yet reached levels sufficient to achieve profitability.

     On November 14, 1997 the Company signed a loan agreement with Entrepreneurial Investors, Ltd. ("Entrepreneurial Investors"). The short-term loan is evidenced by a senior note in the amount of $900,000 that bears an interest rate of 10% per annum and is payable on March 31, 1998. The senior note to Entrepreneurial Investors is collateralized by a pledge of the Company's interest in its subsidiaries. A portion of the proceeds from the Entrepreneurial Investors loan was used to pay the October 27, 1997 loan from Equity Services. Additionally, the Company used a portion of the proceeds to pay the outstanding promissory notes. The remaining funds from the loan were used to fund the Company's working capital needs. During the second quarter of fiscal 1998 the Company signed an additional note in the amount of $100,000 that bears the interest rate of 10% per annum and is payable on May 30, 1998. The due date of the $900,000 note was also extended to May 30, 1998 at the signing of the second note.

     On December 22, 1997, the Company sold its interest in South China and SCBC for $650,000, of which $200,000 was placed in escrow pending the outcome of certain events, as more fully described in Note 3. $100,000 remains in escrow. The proceeds received at that date were used for additional equipment and working capital needs.

     The Company's projections indicate that it needs approximately $3 million to fund operations through the end of calendar 1998, at which time the Company projects it will achieve positive cash flow. In order for the Company to continue its operations and to address the current cash position and the need for working capital, the Company is pursuing both immediate and long-term financial assistance in both the debt and equity markets. Specifically, the Company is 1) currently having discussions with domestic and foreign banks for debt financing, 2) utilizing the resources of its individual members of its Board of Directors and shareholders, 3) having discussions with investors about both debt and equity investments, 4) looking for joint venture partners for Cerveceria Rio Bravo to purchase from the Company a partial interest in that facility and 5) having discussion regarding converting debt to equity. There can be no assurance that such debt financing or capital will be available or, if available, under terms and conditions acceptable to the Company. The Company's inability to obtain additional capital would result in a material adverse effect on the Company's ability to pay creditors on a timely basis or meet its various commitments related to operations and its ability to operate as a going concern. In the past six months, the Company has been unable to secure additional financing. While the Company continues to pursue additional financing, there can be no assurance that such additional financing will be available, or sufficient for the Company to continue as a going concern

     In addition to the liquidity constraints noted above, the Company has capital requirements for its continued expansion of certain of its production facilities in order to achieve profitable production levels. Also, the Company has capital requirements necessary to adequately market and promote certain products and brands under distribution agreements, including, but not limited to, the Dixie Agreement. Under the terms of the Dixie distribution agreement, AmBrew USA has minimum purchase commitments of $2,482,350, $2,717,000, and $1,420,272 for the years ending October 31, 1998, 1999 and
2000, respectively. In addition the Company expects to spend approximately $125,000 for the marketing materials during the year ended October 31, 1998.

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

     At April 30, 1998, AmBrew International had an operating lease obligation of $173,104 over the period ending June 14, 2002 relating to the lease of its corporate office. AmBrew International also had operating lease obligations of $29,150 for the period ending February 28, 2000 relating to company vehicles. Additionally, the Company has fixed annual salary expenses of $292,004 related to various employment agreements with its employees.

     At April 30, 1998, Cerveceria Rio Bravo had obligations of $288,175 for the period ending September 10, 2001 in connection with a related party operating lease for its brewery site.

     At April 30, 1998, Celtic Brew had obligations of $46,421 for the period ending February 30, 2002 in connection with a related party operating lease for its brewery site.

     At April 30, 1998, no proceeds from the initial public offering remained. To date the Company has $50,000 in outstanding promissory notes to shareholders.

PART  II  -  OTHER  INFORMATION


Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders
-----------------------------------------------------------------------

          (a) At the third annual general meeting of the Company on June 10, 1998, the following resolutions were adopted by the affirmative vote of the shareholders of the Company, as specified below:


(i) the nominees for directors be elected until the fourth annual general meeting of the Company or until their respective successors are elected or appointed


(ii) that the Company's 1996 Stock Option Plan (the "Plan") be amended to increase the number of shares of Common Stock reserved for issuance thereunder by an additional 400,000 shares to a total of 1 million shares and to ensure that the stock options granted under the Plan continue to qualify as performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended;


(iii) that the number of authorized shares of the Company's common stock be increased to 75 million.

(iv) that Coopers & Lybrand L.L.P. be appointed auditors of the Company to hold office until the close of the fourth annual general meeting.

     At the time of this report, the official numbers on the vote count were not available. What was known was that and adequate number of shares was voted in the affirmative in order to pass all proposals presented before the shareholders.


Item  6.    Exhibits  and  Reports  on  Form  8-K
-------------------------------------------------

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


                              AMERICAN  CRAFT  BREWING
                              INTERNATIONAL  LIMITED

Date:    June 15, 1998    /s/ Peter Bordeaux
                              Peter  Bordeaux
                              President,  Chief  Executive  Officer,
                              and  Chairman  of  the  Board

INDEX  TO  EXHIBITS


NUMBER          EXHIBIT
------          -------


27.0          Financial  Data  Schedule